Form 10-Q
period 2025-10-31
Netskope Inc
filed 2025-12-11
CIK 2063196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42848

Netskope, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-1141117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2445 Augustine Drive, Suite 301 Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 979-6988

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	NTSK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 4, 2025, the registrant had outstanding 85,188,411 shares of Class A common stock, 308,070,450 shares of Class B common stock, and no shares of Class C common stock.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” “aspire,” and similar expressions. These forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses, and our ability to achieve and maintain profitability;
•
our business plan and our ability to effectively manage our growth;
•
our total market opportunity;
•
anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•
adoption of our platform;
•
beliefs and objectives for future operations;
•
our ability to attract new customers and successfully retain, and increase adoption of our platform and offerings by, existing customers;
•
our ability to develop and introduce new products and bring them to market in a timely manner;
•
our expectations concerning relationships with third parties;
•
our ability to maintain, protect, and enhance our intellectual property rights;
•
our ability to expand internationally;
•
the effects of increased competition in our markets and our ability to compete effectively;
•
our ability to identify, recruit, hire, and retain skilled personnel, including key members of senior management;
•
future acquisitions or investments in complementary companies, products, technologies, or services;
•
our ability to stay in compliance with laws and regulations that currently apply, or may become applicable to, our business both in the United States and internationally;
•
our ability to maintain the security and availability of our platform and protect against data breaches and other security incidents;
•
economic and industry trends, projected growth, or trend analysis;
•
general economic conditions in the United States and globally, including the effects of changes in tariffs or trade restrictions, global geopolitical conflicts, inflation, interest rates, any instability in the global banking sector, and foreign currency exchange rates;
•
our ability to operate and grow our business in light of macroeconomic uncertainty;
•
increased expenses associated with being a public company; and
•
other statements regarding our future operations, financial condition, and prospects and business strategies.

We caution you that the foregoing list may not contain all of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, uncertainties, and assumptions that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements herein.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements do not reflect the potential impact of any future acquisitions, restructurings, mergers, dispositions, joint ventures, partnerships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Netskope, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	October 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$984,652	$166,012
Marketable securities	168,251	80,679
Accounts receivable, net	131,534	195,100
Inventories	5,377	5,763
Deferred contract acquisition costs	48,813	42,860
Prepaid expenses and other current assets	63,213	37,991
Total current assets	1,401,840	528,405
Property and equipment, net	89,544	99,480
Operating lease right-of-use assets	32,816	34,571
Intangible assets, net	23,895	37,242
Goodwill	61,083	61,083
Deferred contract acquisition costs, noncurrent	89,188	78,805
Other assets, noncurrent	16,670	18,920
Total assets	$1,715,036	$858,506
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$16,430	$2,652
Accrued compensation and benefits	77,471	62,781
Deferred revenue	471,455	430,156
Operating lease liabilities, current	10,124	10,267
Accrued expenses and other current liabilities	27,505	20,852
Total current liabilities	602,985	526,708
Deferred revenue, noncurrent	148,426	160,151
Convertible notes	780,365	626,622
Operating lease liabilities, noncurrent	24,492	25,808
Other liabilities, noncurrent	7,737	4,806
Total liabilities	1,564,005	1,344,095
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value: 300,000,000 shares authorized, no shares issued or outstanding as of October 31, 2025; 218,898,192 shares authorized, 218,897,608 shares issued and outstanding as of January 31, 2025	-	1,050,561
Common stock, $0.0001 par value: No shares authorized, issued, and outstanding as of October 31, 2025; 416,163,736 shares authorized, 104,589,784 shares issued and outstanding as of January 31, 2025	-	10
Class A common stock, $0.0001 par value; 3,000,000,000 shares authorized, 80,814,861 shares issued and outstanding as of October 31, 2025; no shares authorized, issued, and outstanding as of January 31, 2025	5	-
Class B common stock, $0.0001 par value; 600,000,000 shares authorized and 312,226,997 shares issued and outstanding as of October 31, 2025; No shares authorized, issued, and outstanding as of January 31, 2025	34	-
Class C common stock, $0.0001 par value; 1,000,000,000 shares authorized and no shares issued and outstanding as of October 31, 2025; No shares authorized, issued, and outstanding as of January 31, 2025	-	-
Additional paid-in capital	2,796,530	418,791
Accumulated other comprehensive loss	(73,408)	(5,439)
Accumulated deficit	(2,572,130)	(1,949,512)
Total stockholders’ equity (deficit)	151,031	(485,589)
Total liabilities and stockholders’ equity (deficit)	$1,715,036	$858,506

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	$184,173	$138,532	$512,667	$389,782
Cost of revenue	77,530	46,765	173,267	141,209
Gross profit	106,643	91,767	339,400	248,573
Operating expenses:
Sales and marketing	149,869	65,765	297,295	217,391
Research and development	262,702	62,402	403,439	192,758
General and administrative	141,042	17,434	176,959	52,989
Total operating expenses	553,613	145,601	877,693	463,138
Loss from operations	(446,970)	(53,834)	(538,293)	(214,565)
Other income (expense), net:
Loss on changes in fair value of convertible notes	(8,439)	(18,125)	(85,841)	(63,249)
Other income, net	5,407	711	9,529	3,469
Loss before provision for income taxes	(450,002)	(71,248)	(614,605)	(274,345)
Provision for (benefit from) income taxes	3,073	(505)	8,013	3,127
Net loss	$(453,075)	$(70,743)	$(622,618)	$(277,472)
Net loss per share attributable to common stockholders, basic and diluted	$(1.85)	$(0.72)	$(4.07)	$(2.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	244,659,095	98,265,450	153,012,468	95,875,697

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(453,075)	$(70,743)	$(622,618)	$(277,472)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(41)	1	(67)	(128)
Unrealized (loss) gain on convertible notes, net of tax	(71,585)	5,036	(67,902)	8,801
Total other comprehensive (loss) income, net of tax	(71,626)	5,037	(67,969)	8,673
Total comprehensive loss	$(524,701)	$(65,706)	$(690,587)	$(268,799)

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 31, 2025	218,897,608	$1,050,561	104,589,784	$10	$418,791	$(5,439)	$(1,949,512)	$(485,589)
Issuance of common stock upon exercise of stock options	-	-	1,469,085	-	6,604	-	-	6,604
Vesting of employee early exercised common stock	-	-	-	-	355	-	-	355
Stock-based compensation	-	-	-	-	10,124	-	-	10,124
Other comprehensive income	-	-	-	-	-	21,253	-	21,253
Net loss	-	-	-	-	-	-	(79,242)	(79,242)
Balance as of April 30, 2025	218,897,608	1,050,561	106,058,869	10	435,874	15,814	(2,028,754)	(526,495)
Issuance of common stock upon exercise of stock options	-	-	3,257,610	1	14,652	-	-	14,653
Vesting of employee early exercised common stock	-	-	-	-	103	-	-	103
Stock-based compensation	-	-	-	-	7,557	-	-	7,557
Other comprehensive loss	-	-	-	-	-	(17,596)	-	(17,596)
Net loss	-	-	-	-	-	-	(90,301)	(90,301)
Balance as of July 31, 2025	218,897,608	1,050,561	109,316,479	11	458,186	(1,782)	(2,119,055)	(612,079)
Conversion of convertible preferred stock to common stock upon initial public offering	(218,897,608)	(1,050,561)	218,897,608	22	1,050,539	-	-	-
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	-	-	54,970,000	5	985,740	-	-	985,745
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	-	-	15,818,110	1	9,960	-	-	9,961
Net shares withheld to cover taxes upon vesting of restricted stock units	-	-	(5,960,339)	-	(118,488)	-	-	(118,488)
Stock-based compensation	-	-	-	-	410,593	-	-	410,593
Other comprehensive loss	-	-	-	-	-	(71,626)	-	(71,626)
Net loss	-	-	-	-	-	-	(453,075)	(453,075)
Balance as of October 31, 2025	-	$-	393,041,858	$39	$2,796,530	$(73,408)	$(2,572,130)	$151,031

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 31, 2024	218,893,378	$1,050,561	94,536,186	$9	$312,444	$(24,832)	$(1,595,002)	(256,820)
Issuance of common stock upon exercise of stock options	-	-	720,549	-	3,109	-	-	3,109
Vesting of early exercised stock options	-	-	-	-	452	-	-	452
Stock-based compensation	-	-	-	-	14,266	-	-	14,266
Other comprehensive income	-	-	-	-	-	1,759	-	1,759
Net loss	-	-	-	-	-	-	(95,157)	(95,157)
Balance as of April 30, 2024	218,893,378	1,050,561	95,256,735	9	330,271	(23,073)	(1,690,159)	(332,391)
Issuance of common stock upon exercise of stock options	-	-	2,425,952	1	10,469	-	-	10,470
Vesting of early exercised stock options	-	-	-	-	414	-	-	414
Stock-based compensation	-	-	-	-	13,117	-	-	13,117
Other comprehensive income	-	-	-	-	-	1,877	-	1,877
Net loss	-	-	-	-	-	-	(111,572)	(111,572)
Balance as of July 31, 2024	218,893,378	1,050,561	97,682,687	10	354,271	(21,196)	(1,801,731)	(418,085)
Issuance of common stock upon exercise of stock options	-	-	2,218,589	-	9,797	-	-	9,797
Vesting of early exercised stock options	-	-	-	-	399	-	-	399
Issuance of common stock related to acquisitions	-	-	1,947,810	-	18,114	-	-	18,114
Repurchase of common stock	-	-	(1,376)	-	-	-	-	-
Stock-based compensation	-	-	-	-	12,348	-	-	12,348
Other comprehensive income	-	-	-	-	-	5,037	-	5,037
Net loss	-	-	-	-	-	-	(70,743)	(70,743)
Balance as of October 31, 2024	218,893,378	$1,050,561	101,847,710	$10	$394,929	$(16,159)	$(1,872,474)	$(443,133)

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net loss	$(622,618)	$(277,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	428,114	39,653
Depreciation and amortization	35,791	39,861
Amortization of deferred contract acquisition costs	39,419	33,198
Non-cash operating lease expenses	10,032	8,886
(Accretion of discount) amortization of premium on investments, net	(552)	(1,547)
Change in fair value of convertible notes	85,841	63,249
Deferred income tax benefit	-	(2,254)
Other	230	777
Changes in operating assets and liabilities:
Accounts receivable, net	63,566	(12,481)
Inventories	149	29
Deferred contract acquisition costs	(55,755)	(43,503)
Prepaid expenses and other current assets	(20,164)	927
Other non-current assets	2,251	(675)
Accounts payable	13,359	4,746
Accrued compensation and benefits	8,121	4,969
Operating lease liabilities	(9,736)	(9,515)
Accrued expenses and other current liabilities	9,397	(4,467)
Deferred revenue	29,574	37,753
Other non-current liabilities	2,931	1,068
Net cash provided by (used in) operating activities	19,950	(116,798)
Cash flows from investing activities
Purchases of property and equipment	(9,563)	(32,437)
Capitalized internal-use software	(1,990)	(2,579)
Purchases of intangible assets	-	(3,337)
Payments for business combination, net of cash acquired	-	(2,508)
Purchases of marketable securities	(197,145)	(40,636)
Proceeds from maturities of marketable securities	63,601	120,514
Proceeds from sales of marketable securities	46,454	-
Net cash (used in) provided by investing activities	(98,643)	39,017
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discount and commissions	992,209	-
Payments for deferred offering costs	(6,320)	-
Proceeds from issuance of common stock upon exercise of stock options	31,174	22,743
Proceeds from issuance of convertible senior notes, net of issuance cost	-	74,355
Payments for taxes upon net share settlement of equity awards	(117,205)	-
Payments for holdback on business combination	(2,524)	-
Net cash provided by financing activities	897,334	97,098
Net increase in cash, cash equivalents, and restricted cash	818,641	19,317
Cash, cash equivalents, and restricted cash, beginning of period	167,197	165,770
Cash, cash equivalents, and restricted cash, end of period	$985,838	$185,087
Supplemental disclosure of cash flow information:
Cash paid for amount included in the measurement of operating lease liabilities	$12,082	$11,466
Non-cash investing and financing activities:
Stock-based compensation capitalized in internal-use software	$160	$78
Property and equipment purchased but not yet paid	$1,258	$1,550
Vesting of early exercised stock options	$458	$1,264
Issuance of common stocks in connection with acquisitions	$-	$17,857
Conversion of preferred stock into common stock	$1,050,561	$-
Amount of shares withheld to cover taxes upon settlement of equity awards, but not yet paid	$6,569	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Notes to condensed consolidated Financial Statements

(unaudited)

Note 1 - Description of Business

Netskope, Inc. ("Netskope" or the "Company") is a global cybersecurity company that provides security, networking, and analytics solutions to organizations ranging from some of the world's largest enterprises to mid-sized companies. The Company delivers its offerings through a Software-as-a-Service ("SaaS") business model, selling subscriptions that provide customers access to its platform along with related support services.

The Company was incorporated in Delaware in October 2012. The Company is headquartered in Santa Clara, California, and conducts business worldwide, including North America, South America, Europe, and Asia.

Initial Public Offering

In September 2025, the Company completed its initial public offering ("IPO") in which it issued and sold 54,970,000 shares of Class A common stock at the public offering price of $19.00 per share. The Company received net proceeds of approximately $992.2 million after deducting underwriting discounts and commissions of $52.2 million. In addition, the Company incurred offering costs totaling $6.5 million, which consisted mainly of direct incremental legal, accounting, and other fees related to the IPO. Prior to the IPO, the offering costs were initially recognized within prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon the consummation of the IPO, the offering costs were reclassified into stockholders' equity (deficit).

In connection with the closing of the IPO, all shares of the Company's outstanding convertible preferred stock were automatically converted into a total of 218,897,608 shares of Class B common stock.

Prior to the IPO, the Company granted certain stock options and restricted stock units ("RSUs") that had both service and performance vesting conditions. The performance condition pertained to the satisfaction of a liquidity event such as the consummation of an IPO. The Company was not required to recognize stock-based compensation expense for those stock options and RSUs prior to the IPO. Upon the satisfaction of the performance condition, which was the consummation of the IPO, the Company recognized stock-based compensation expense for those stock options and RSUs that had already met or partially met the service vesting condition. In connection with the vesting of the RSUs at the time of the IPO, the Company net settled the shares of common stock issued to the employees by withholding a total of 4,549,237 shares in order to satisfy the requirement to withhold and remit the employees' taxes associated with the vesting of the RSUs to the relevant tax authorities.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and applicable rules and regulations of the Securities and Exchange ("SEC"), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's final prospectus dated September 17, 2025 and filed with the SEC pursuant Rule 424(b)(4) on September 18, 2025 ("Final Prospectus").

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented. The results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company's fiscal year ends on January 31.

Emerging Growth Company Status

The Company is an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). An EGC may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies, including, but not limited to, delayed adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The Company may take advantage of these exemptions until it is no longer an EGC. The Company will cease to be an EGC upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of its initial public offering; (ii) the first fiscal year after annual gross revenue is $1.235 billion or more; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which the Company qualifies as a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act, which would occur at the end of any fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed financial statements and accompanying notes. Such estimates include, but are not limited to, the estimation of fair value of Convertible Notes (as defined below), the determination of fair value of the Company's common stock prior to the completion of the IPO, stock-based awards, standalone selling price ("SSP") for each performance obligation, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract acquisition costs for commissions, incremental borrowing rate used to value operating lease liabilities, income taxes including related reserves, and valuation of intangible assets and goodwill. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ from these estimates and such difference could be material to the condensed consolidated financial statements.

Concentration of Risk

Concentration of Credit Risk

Financial instruments that are exposed to the concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Although the Company maintains cash and cash equivalents in multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash, and marketable securities for the amounts reflected on the condensed consolidated balance sheets. The Company's investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company has not experienced any credit losses relating to its cash, cash equivalents, restricted cash, or marketable securities.

Concentration of Revenue and Accounts Receivable

The Company's revenue and accounts receivable are derived substantially from the United States, Europe, and Asia and from customers across a multitude of industries. The Company grants credit to customers in the normal course of business. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make payments. The Company conducts on-going credit evaluations of customers' payment history and current creditworthiness. The allowance is maintained for all accounts deemed to be uncollectible on a specific identification basis. The allowance for credit losses were immaterial as of October 31, 2025 and January 31, 2025.

As of October 31, 2025, there were two channel partners that represented approximately 16% and 15% of the accounts receivable, net balance. As of January 31, 2025, there was one channel partner that represented approximately 17% of the accounts receivable, net balance.

No single end customer represented 10% or more of total revenue for the three and nine months ended October 31, 2025 and 2024. Channel partners that represented 10% or more of total revenue for the three and nine months ended October 31, 2025 and 2024 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Channel Partner A	14%	12%	13%	12%

Vendor Risk

The Company uses third party vendors for delivering the Company's SaaS platform. While these services are highly available and designed to be resilient to failure of infrastructure, the Company's services could be significantly impacted if the third party vendors' services experience certain types of interruptions.

Cash, Cash Equivalents, and Restricted Cash

Restricted cash consisted of balances held as collateral in connection with certain facility lease agreements. The Company had restricted cash of $1.2 million as of October 31, 2025 and January 31, 2025, which is included within other assets, noncurrent in the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flow (in thousands):

	October 31,	January 31,
	2025	2025
Cash and cash equivalents	$984,652	$166,012
Restricted cash	1,186	1,185
Total cash, cash equivalents, and restricted cash	$985,838	$167,197

Operating Leases

Supplemental cash flow information related to the Company's operating leases for nine months ended October 31, 2025 and 2024 were as follows (amount in thousands):

	Nine Months Ended October 31,
	2025	2024
Supplemental Cash Flow Information
Operating lease ROU assets obtained in exchange for operating lease liabilities	$8,262	$8,726

Convertible Notes

The Company accounts for its 3.75% Convertible Senior Paid in Kind ("PIK") Toggle Notes due in December 2028 (the “2028 Notes”) and 3.00% Convertible Senior PIK Toggle Notes due in 2029 (the “2029 Notes”, collectively referred to as the "Convertible Notes"), at fair value under the fair value option in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments. The Convertible Notes are remeasured at fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss. Changes in fair value attributable to instrument-specific credit risk are recorded in other comprehensive income (loss) within stockholders' equity (deficit).

On September 23, 2025, in connection with the Company's IPO, the Company provided notice to noteholders that the IPO qualified as Qualified Initial Public Offering ("Qualified IPO") as defined in respective indenture. As a result, the conversion rate for the 2028 Notes is 42.1046 shares of Class B common stock per $1,000 principal amount (corresponding conversion price is $23.7504), and for the 2029 Notes is 40.4858 shares of Class B common stock per $1,000 principal amount (corresponding conversion price is $24.7000). The Convertible Notes remain subjected to fair value measurement subsequent to the IPO.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (" FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires qualitative disclosure about specific categories of reconciling items and individual jurisdictions that result in a significant difference between the statutory tax rate and the effective tax rate, as well as additional information on income taxes paid. This ASU is effective for the Company beginning February 1, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU is effective for the Company beginning February 1, 2027 and requires either prospective or retrospective application. The Company is currently evaluating the impact of this ASU on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The ASU is effective for the Company beginning February 1, 2026, and requires to be adopted on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Note 3 - Fair Value Measurements

The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The Company classifies its Convertible Notes within Level 3 and they are measured at fair value using valuation techniques and require significant management judgment or estimation.

Cash Equivalents and Marketable Securities

The following tables summarize cash equivalents and marketable securities within significant investment categories by level of input within the fair value hierarchy as of October 31, 2025 and January 31, 2025 (in thousands):

	October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$857,986	$-	$-	$857,986	$855,382	$2,604
Level 2
Commercial paper	20,349	6	(3)	20,352	6,969	13,383
Corporate debt securities	89,483	59	(83)	89,459	-	89,459
Asset-backed securities	62,853	21	(69)	62,805	-	62,805
Total	$1,030,671	$86	$(155)	$1,030,602	$862,351	$168,251

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$26,262	$-	$-	$26,262	$24,369	$1,903
Level 2
Commercial paper	56,611	10	(3)	56,618	24,996	31,622
Corporate debt securities	26,940	27	(56)	26,911	-	26,911
Asset-backed securities	20,344	30	(131)	20,243	-	20,243
Total	$130,157	$67	$(190)	$130,034	$49,365	$80,679

Valuation Methodology

The Convertible Notes are measured at fair value and are categorized within Level 3 of the fair value hierarchy. Prior to the completion of IPO, the fair value of the Convertible Notes was estimated using scenario-based binomial lattice model. The scenarios consist of (a) Scenario 1 - likelihood of achieving a liquidity event, such as an IPO, and (b) Scenario 2 - the Company will remain private. Following the IPO, the fair value of the Convertible Notes is estimated using a single-scenario lattice approach that incorporates the trading price of the Company's Class A common stock data, risk-free interest rate, and estimated credit spread.

The fair value of the Convertible Notes on their respective issuance dates was the same as the carrying amounts of $401.0 million for the 2028 Notes and $75.0 million for the 2029 Notes.

The following tables summarize the significant quantitative inputs considered in the valuation of Convertible Notes as of October 31, 2025 and January 31, 2025:

	October 31, 2025		January 31, 2025
Inputs	2028 Notes	2029 Notes	2028 Notes	2029 Notes
Price per share	$23.64	$23.64	$12.41	$12.41
Conversion premium	30.0%	30.0%	30.0%	30.0%
Risk-free rate	3.6%	3.6%	4.3%	4.3%
Selected credit spread	9.0%	9.0%	13.8%	13.8%
Coupon rate	3.8%	3.0%	3.8%	3.0%
Expected volatility	40.0%	40.0%	65.0%	65.0%
Time until exit (in years)	-	-	0.7	0.7

The Company did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4 - Revenue Recognition

Disaggregation of Revenue

Subscription revenue is recognized over time and accounted for 99% of the Company's total revenue for the three and nine months ended October 31, 2025 and 2024, respectively.

The following table summarizes the disaggregation of revenue by geographic area, based on the shipping address of the end customer for contracts through channel partners and direct customers (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Americas	$104,480	$78,013	$289,340	$222,852
Asia Pacific and Japan ("APJ")	33,988	26,436	95,613	72,838
Europe, the Middle East, and Africa ("EMEA")	45,705	34,083	127,714	94,092
Total revenue	$184,173	$138,532	$512,667	$389,782

Revenue from the United States, which is included within the Americas region in the table above, was $82.8 million, $63.7 million, $229.5 million, and $183.1 million during the three months ended October 31, 2025 and 2024, and the nine months ended October 31, 2025 and 2024, respectively.

The following table summarizes revenue from contracts through indirect channels, including channel partners and managed service providers ("MSPs"), and direct end customers for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Indirect channels	$175,232	$129,532	$486,805	$362,795
Direct end customers	8,941	9,000	25,862	26,987
Total revenue	$184,173	$138,532	$512,667	$389,782

Deferred Revenue

Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The amount of revenue recognized during the three months ended October 31, 2025 and 2024 and the nine months ended October 31, 2025 and 2024, that was included in the deferred revenue at the beginning of the period, were $96.2 million, $75.3 million, $368.4 million, and $286.2 million, respectively.

Payments are received from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company's contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced and such amounts have historically not been material.

The following table summarizes the activity of deferred revenue (in thousands):

	October 31,	January 31,
	2025	2025
Beginning balance	$590,307	$436,931
Additions	542,242	691,644
Recognition of deferred revenue	(512,668)	(538,268)
Ending balance	$619,881	$590,307

Deferred revenue, current	$471,455	$430,156
Deferred revenue, noncurrent	148,426	160,151
Total deferred revenue	$619,881	$590,307

Remaining Performance Obligations

Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods.

As of October 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.1 billion. The Company expects to recognize 56% of the remaining performance obligations over the next 12 months and 41% between 13 and 36 months, with the remainder to be recognized thereafter.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	October 31,	January 31,
	2025	2025
Beginning balance	$121,665	$100,747
Capitalization of contract acquisition costs	55,755	66,183
Amortization of deferred contract acquisition costs	(39,419)	(45,265)
Ending balance	$138,001	$121,665

Deferred contract acquisition costs, current	$48,813	42,860
Deferred contract acquisition costs, noncurrent	89,188	78,805
Total deferred contract acquisition costs	$138,001	$121,665

Note 5 - Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	October 31, 2025			January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$119,699	$(105,000)	$14,699	$119,699	$(93,150)	$26,549
Customer relationship	4,241	(3,678)	563	4,241	(2,348)	1,893
Workforce	1,068	(1,068)	-	1,068	(1,068)	-
Patents	1,000	(167)	833	1,000	-	1,000
Total finite-lived intangible assets	126,008	(109,913)	16,095	126,008	(96,566)	29,442
IP number block	7,800	-	7,800	7,800	-	7,800
Total intangible assets	$133,808	$(109,913)	$23,895	$133,808	$(96,566)	$37,242

Amortization expenses related to acquired intangible assets were $2.6 million and $5.6 million for the three months ended October 31, 2025 and 2024, respectively, and $13.3 million and $15.9 million for the nine months ended October 31, 2025 and 2024, respectively.

The expected future amortization expense for acquired intangible assets as of October 31, 2025 is as follows (in thousands):

Fiscal Years Ending January 31,	Amount
Remainder of 2026	$2,546
2027	8,496
2028	4,292
2029	124
2030	124
2031	124
Thereafter	389
Total	$16,095

Note 6 - Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2025	2025
Data center equipment	$186,980	$179,773
Computers and related equipment	24,085	21,050
Capitalized internal-use software	29,570	27,420
Furniture and fixtures	2,019	2,019
Leasehold improvements	4,494	4,491
Total property and equipment	247,148	234,753
Less: accumulated depreciation and amortization	(157,604)	(135,273)
Property and equipment, net	$89,544	$99,480

Depreciation and amortization expenses were $7.6 million and $7.9 million during the three months ended October 31, 2025 and 2024, respectively, and $22.4 million and $24.0 million for nine months ended October 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31,	January 31,
	2025	2025
Accrued vendor expenses	$13,243	$10,658
Accrued cash holdback in connection with acquisition	2,304	2,304
Accrued legal, tax, and audit	2,175	1,669
Early exercised stock options liability	-	454
Taxes payable	2,317	1,289
Other current liabilities	7,466	4,478
Total accrued expenses and other current liabilities	$27,505	$20,852

Note 7 - Commitments and Contingencies

Lease Commitments

Future minimum operating lease payments as of October 31, 2025 are as follows (in thousands):

Fiscal Years Ending January 31,	Amount
Remainder of 2026	$3,683
2027	10,316
2028	5,709
2029	4,087
2030	3,652
2031	3,266
Thereafter	13,664
Total operating lease payments	$44,377
Less: Imputed interest	(9,761)
Present value of operating lease liabilities	$34,616

Legal Matters

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. Although the Company cannot predict with assurance the outcome of any litigation, the Company does not believe that there are any pending or threatened legal proceedings that are likely to have a material adverse effect on its condensed consolidated financial statements.

Indemnification

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that the Company's products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the potential amount of liability under these indemnification obligations due to the Company's limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions and costs and liabilities incurred as a result of indemnification obligations were not material during the periods presented.

Letters of Credit

As of October 31, 2025 and January 31, 2025, the Company had outstanding letters of credit in the aggregate amount of $1.2 million in connection with facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through fiscal year 2031.

Note 8 - Convertible Notes

2028 Notes

In December 2022, the Company issued $401.0 million of the 2028 Notes under an indenture with U.S. Bank Trust Company, National Association, as trustee. In April 2025, the 2028 Notes were amended to extend the maturity to December 15, 2028, upon a Qualified IPO, to modify the optional repurchase period to 120 - 91 days before the new maturity date, and to adjust redemption conditions post-Qualified IPO. The 2028 Notes accrue interest at 3.75% per annum, payable quarterly in cash or PIK at the Company's election, and are convertible into the Company's Class B common stock at a rate of 42.1046 shares per $1,000 principal and the corresponding conversion price is $23.7504. The Company may redeem the notes after the one-year anniversary of a Qualified IPO if the stock price exceeds 200% (or 230% post-December 15, 2027) of the conversion price for a specific period unless it is a redemption in connection with a change in tax law, or Tax Redemption. Holders may request the Company to repurchase their 2028 Notes with a minimum return of 14.0% compounded quarterly, or upon a fundamental change at a premium of 140% - 170% of principal, depending on timing. The Company elected the fair value option under ASC 825.

2029 Notes

In September 2024, the Company issued $75.0 million of the 2029 Notes under an indenture with U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes accrue interest at 3.00% per annum, payable quarterly in cash or PIK, and are convertible into the Company's Class B common stock at a rate of 40.4858 shares per $1,000 principal and the corresponding conversion price is $24.7000. Conversion, redemption, and repurchase terms are substantially similar to the 2028 Notes, except for a minimum return of 13.5% compounded quarterly for optional repurchase and a $50.0 million minimum outstanding threshold for partial redemptions. The notes are accounted for under the fair value option.

The change in the fair value of both Notes and the related impact on the condensed consolidated statement of operations and the condensed consolidated statements of comprehensive loss are presented below (in thousands):

	2028 Notes	2029 Notes
Fair value as of January 31, 2025	$547,261	$79,361
Change in fair value reported in the Condensed Consolidated Statement of Operations	28,137	5,292
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(16,558)	(4,670)
Fair value as of April 30, 2025	558,840	79,983
Change in fair value reported in the Condensed Consolidated Statement of Operations	38,352	5,621
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	13,471	4,074
Fair value as of July 31, 2025	610,663	89,678
Change in fair value reported in the Condensed Consolidated Statement of Operations	7,202	1,237
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	61,464	10,121
Fair value as of October 31, 2025	$679,329	$101,036

Fair value as of January 31, 2024	$472,500	$-
Change in fair value reported in the Condensed Consolidated Statement of Operations	9,708	-
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(1,856)	-
Fair value as of April 30, 2024	480,352	-
Change in fair value reported in the Condensed Consolidated Statement of Operations	35,416	-
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(1,909)	-
Fair value as of July 31, 2024	513,859	-
Issuance during the period	-	75,000
Change in fair value reported in the Condensed Consolidated Statement of Operations	18,530	(405)
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(6,762)	1,726
Fair value as of October 31, 2024	$525,627	$76,321

Remaining unpaid principal as of October 31, 2025	$401,000	$75,000

PIK interest expense included in the fair value changes for the 2028 Notes was $4.2 million and $4.0 million for the three months ended October 31, 2025 and 2024, respectively, and $12.2 million and $11.8 million for the nine months ended October 31, 2025 and 2024, respectively. For the 2029 Notes, PIK interest expense was $0.6 million and $0.5 million for the three months ended October 31, 2025 and 2024, respectively, and $1.7 million and $0.5 million for the nine months ended October 31, 2025 and 2024, respectively.

Note 9 - Stockholders' Equity (Deficit)

Founders Preferred Stock

Immediately prior to the closing of the IPO, all 3,160,000 shares of the Company’s founder preferred stock outstanding were automatically converted into an equal number of shares of Class B common stock. As of October 31, 2025, there were no shares of convertible founder stock issued and outstanding.

Convertible Preferred Stock

Upon the closing of the IPO, all issued and outstanding convertible preferred stock was automatically converted at a 1:1 ratio into an aggregate of 218,897,608 shares of Class B common stock. The convertible preferred stock as of January 31, 2025 consisted of the following (in thousands, except share and per share data):

Series	Shares Authorized	Shares Issued and Outstanding	Liquidation Amount	Carrying Value	Original Issuance Price per Share
Series A	14,545,452	14,545,452	$5,500	$5,443	$0.38
Series B	21,057,508	21,057,508	15,900	15,840	0.76
Series C	24,075,348	24,074,764	35,000	34,911	1.45
Series D	33,416,113	33,416,113	74,995	74,878	2.24
Series E	38,358,222	38,358,222	101,431	101,322	2.64
Series F	30,981,174	30,981,174	168,714	168,591	5.45
Series G	41,793,107	41,793,107	349,820	349,576	8.37
Series H	14,671,268	14,671,268	300,000	300,000	20.45
Total	218,898,192	218,897,608	$1,051,360	$1,050,561

Common Stock

In connection with the completion of the IPO, the Company amended and restated its certificate of incorporate (the "Charter"), which authorizes three classes of $0.0001 par common stock: 3,000,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 1,000,000,000 shares of Class C. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have no voting rights, except as otherwise required by law. Class A and Class B common stock are referred to collectively as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Common stockholders are entitled to dividends when and if declared by the board of directors.

Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Any share of Class B common stock will automatically convert to Class A common stock following the earliest to occur of (i) the sale or transfer of such share of Class B common stock, except for permitted transfers as described in the Charter; (ii) the date specified by the holders of two-thirds of the outstanding shares of Class B common stock; (iii) the last trading day following the tenth anniversary of the effectiveness of the registration statement filed in connection with the Company’s IPO; (iv) the date fixed by the Company’s board of directors that is no less than 61 days and no more than 180 days following the date that Sanjay Beri, the Company's Chief Executive Officer, is no longer providing services to the Company as an officer, employee, consultant, or director; or (v) the date fixed by the board of directors that is no less than 61 days and no more than 180 days following the death or incapacity of Mr. Beri.

Equity Incentive Plans

In 2012, the Company adopted the 2012 Stock Incentive Plan ("2012 Plan"), under which officers, employees, and consultants may be granted awards of options and the award or sale of shares. The options generally vest over four years with 25% of the option shares vesting one year from the service commencement date and then monthly over the following 36 months and expire no more than ten years after the date of grant. Stock that is purchased prior to vesting is subject to the Company's right of repurchase at any time following termination of the participant. Certain awards provide for accelerated vesting if there is a Change in Control (as defined in the 2012 Plan). The board of directors had authorized 127,243,597 shares of common stock to be reserved for grants of awards under the 2012 Plan.

In October 2022, the Company adopted the 2022 Stock Incentive Plan ("2022 Plan"), under which officers, employees, and consultants may be granted awards of options, restricted stock awards, stock appreciation rights, RSUs and other stock awards. The options generally vest over four years with 25% of the option shares vesting one year from the service begin date and then monthly over the following 36 months and expire no more than 10 years after the date of grant. RSUs granted under the 2022 Plan are subjected to service-based and performance-based vesting conditions. RSUs generally vest ratably over three to four years from vesting commencement date. Certain awards provided for accelerating vesting if there is a Change in Control (as defined in the 2022 Plan). The 2012 Plan was terminated upon adoption of the 2022 Plan and all remaining shares available for issuance under the 2012 Plan were transferred into the 2022 Plan.

In connection with the IPO, in September 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan", collectively, with the 2012 Plan and the 2022 Plan, referred to as the "Equity Plans"), under which the Company is authorized to grant awards of options, restricted stock, RSUs, stock appreciation rights, performance awards to employees, directors, and consultants, and the Company's parent and subsidiary corporation's employees and consultants. The 2022 Plan was terminated effective immediately upon the adoption of the 2025 Plan. Under the 2025 Plan, the Company initially reserved 38,210,000 shares of Class A common stock for issuance. In addition, the shares reserved for issuance under the 2025 Plan include a number of shares of Class A common stock and the number of shares of Class B common stock granted under the 2012 Plan and 2022 Plan. The number of shares available for issuance under the 2025 Plan also includes an annual increase on the first day of each fiscal year beginning with the Company's 2027 fiscal year, equal to the lesser of: (i) 38,210,000 shares of Class A common stock, (ii) five percent (5%) of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as the Company's board of directors may determine. As of October 31, 2025, there were 45,126,472 shares of Class A common stock reserved for future issuance under the 2025 Plan.

RSUs

The grant-date fair value of RSUs with only service-based and performance-based conditions is determined based on the fair value of the Company's common stock on the date of grant. Upon the consummation of the IPO, the performance-based vesting condition for outstanding RSUs was satisfied. As a result, the RSUs that had satisfied the service-based condition as of the IPO date had vested. For the three months ended October 31, 2025, the Company recognized $402.1 million of stock-based compensation expense attributable to RSUs, including Milestone RSUs. No stock-based compensation expense attributable to RSUs was recognized for the three months ended October 31, 2024, as the performance-based vesting condition had not been satisfied at that time.

As of October 31, 2025, the Company had $441.6 million of unrecognized stock-based compensation related to the RSUs, including the Milestones RSUs as further described below. This amount is expected to be recognized over a weighted-average remaining requisite service period of 1.9 years.

Milestone RSUs

Milestone RSUs include liquidity-contingent RSU grants with service-based vesting condition and with performance-based and/or market-based vesting conditions. For awards with performance-based vesting conditions, the Company determined the fair value based on the fair value of the Company's common stock on the date of grant. For awards with market-based vesting conditions, the Company used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period. For the three months ended October 31, 2025, the Company recognized $56.7 million of stock-based compensation expense attributable to the Milestone RSUs. No stock-based compensation expense attributable to Milestone RSUs was recognized for the three months ended October 31, 2024, as the performance-based vesting condition had not been satisfied at that time.

As of October 31, 2025, the Company had unrecognized stock-based compensation related to the Milestone RSUs of $97.2 million that is expected to be recognized over a weighted average requisite service period of 2.2 years.

Stock Options

The fair value of stock options under the Company's Equity Plans is determined on the date of grant by utilizing the Black-Scholes option pricing model, which is impacted by the fair value of the Company's common stock. Options granted generally have a maximum term of 10 years from grant date or 90 days from the termination of the optionee, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of four years. For the three months ended October 31, 2025 and 2024, the Company recognized $7.2 million and $12.3 million, respectively, of stock-based compensation expense attributable to stock options. As of October 31, 2025, the Company had 51.6 million stock options outstanding with a weighted-average exercise price of $5.81.

As of October 31, 2025, the Company had $18.3 million unrecognized stock-based compensation expense related to the stock options that is expected to be recognized over a weighted average requisite service period of 0.8 years.

2025 Employee Stock Purchase Plan

In September 2025, the Company's board of directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the "ESPP"), which became effective in connection with the IPO. The ESPP authorized the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 7,650,000 shares of the Company's Class A common stock has been reserved initially for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP.

The ESPP offers employees the option to purchase shares through a series of consecutive 12 month offering periods on each March 1st and September 1st (with two six-month purchase periods during each offering period). The initial offering period under the ESPP will be shorter than 12 months, commencing on October 3, 2025 and ending on August 31, 2026, with the first purchase period commencing on October 3, 2025 and ending on February 28, 2026. Stock-based compensation related to the ESPP is recognized on a straight-line basis over the offering period in accordance with ASC 718.

The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period. For the initial offering period, the fair market value of the Class A common stock on the offering date was $19.00, the price at which the Company's common stock was first sold to the public in the IPO, as specified in the Final Prospectus. As of October 31, 2025, no shares of the Company's Class A common stock have been purchased under the ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue	$28,018	$589	$28,945	$1,930
Sales and marketing	71,845	4,135	78,304	14,667
Research and development	190,082	5,878	198,881	18,738
General and administrative	120,527	1,711	121,984	4,318
Total stock-based compensation expense	$410,472	$12,313	$428,114	$39,653

Note 10 - Segment Information

The Company has a single and reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, and the CODM reviews financial information presented on a condensed consolidated basis for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income (loss) that is also reported on the condensed consolidated statements of operations. The significant expenses within net loss on which the CODM relies include those that are reported on the condensed consolidated statements of operations. The measure of the Company's single operating segment assets is reported on the condensed consolidated balance sheets as total assets.

Revenue disaggregation by geography is presented in Note 4, Revenue Recognition. No single country other than the United States represented 10% or more of the Company's total revenue during three and nine months ended October 31, 2025 and 2024.

Long-lived assets, which are comprised of property and equipment, net and operating lease right-of-use assets, by geographic area are summarized as follows (in thousands):

	October 31,	January 31,
	2025	2025
United States	$67,777	$88,820
Rest of the world	54,583	45,231
Total long-lived assets	$122,360	$134,051

Note 11 - Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share utilizing the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential common stock, including stock options, convertible preferred stock, convertible notes, RSUs, stock warrants, and restricted shares, to the extent they are dilutive.

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both individual and combined basis.

Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share amount):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(453,075)	$(70,743)	$(622,618)	$(277,472)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	244,659,095	98,265,450	153,012,468	95,875,697
Net loss per share attributable to common stockholders, basic and diluted	$(1.85)	$(0.72)	$(4.07)	$(2.89)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	October 31,	October 31,
	2025	2024
Stock options	51,581,287	62,043,093
Convertible preferred stock	-	218,893,378
Convertible notes	21,932,933	20,687,268
Restricted stock units	49,121,347	40,065,988
Shares subject to repurchase	326,655	941,944
Conversion of stock warrants	-	204,314
Total	122,962,222	342,835,985

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations" for the year ended January 31, 2025 included in the final prospectus dated September 17, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on September 18, 2025 (the "Final Prospectus"). This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed elsewhere, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Financial data as of and for the three and nine months ended October 31, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context otherwise requires, all reference in this Quarterly Report on Form 10-Q to "we", "us", "our", "our company", and "Netskope" refer to Netskope, Inc. and its subsidiaries. Unless otherwise indicated, references to our "common stock" include our Class A common stock and Class B common stock.

Overview

We are redefining security and networking for the era of cloud and AI.

The cloud and AI have completely revolutionized work. We are more dispersed, more productive, and more automated than ever before, and the rate of change is only accelerating. Not since the internet has there been such a transformative tectonic shift. But, with it has come collateral damage—traditional security and networking are now broken.

We founded Netskope to address this revolution. We built Netskope One, our unified, cloud-native platform from the ground up to solve the challenge of securing and accelerating the digital interactions of enterprises in this new era. Organizations rely on our Netskope One platform to provide profound contextual intelligence into their data and digital interactions, securing them with precision, without sacrificing the digital experience. We leverage our patented technologies to enable dynamic, granular context-aware policies that allow us to protect sensitive data, stop threats, support regulatory compliance, and elevate the digital experience.

Organizations today operate in a digital landscape that is heterogeneous and highly connected. It is comprised of globally dispersed users and non-human entities such as devices, applications, automated systems, and AI agents that interact with each other and a plethora of managed and unmanaged Software-as-a-Service applications, websites, AI, private applications, and other ecosystem applications across data centers and private and public clouds. With this new digital landscape, enterprises need a security and networking platform that can handle these far more complex, distributed, and dynamic sets of connections—all with more advanced security measures—to keep the organization, its people, and its data safe.

Legacy appliance-based and first-generation cloud security solutions were designed for a legacy internet and data footprint, where simple rules-based threat detection and block-or-allow policies were sufficient. Moreover, traditional corporate networks were not designed to support the scale, flexibility, performance, and advanced security that is essential in the cloud and AI era.

Architecture is critical when addressing these challenges. Our Netskope One platform uses a unique architecture built from the ground up as a unified platform with a converged security, network, and analytics technology stack that runs on our NewEdge global private cloud network ("NewEdge network") to deliver highly secure and performant digital interactions.

Recent Developments

In September 2025, we completed our initial public offering ("IPO"), in which we issued and sold an aggregate 54,970,000 shares of our Class A common stock at a public offering price of $19.00 per share, including 7,170,000 shares pursuant to the exercise of the option granted to the underwriters to purchase additional shares. We received aggregate proceeds of $992.2 million after deducting the underwriting discounts and commission payable by us.

In addition, in connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into 218,897,608 shares of Class B common stock.

During the third quarter of fiscal 2026, we recognized a total of $415.8 million in stock-based compensation expense and related payroll taxes, of which $402.1 million was stock-based compensation expense associated with Restricted Stock Units (RSUs), including $56.7 million associated with Performance-based Stock Units (PSUs), as a result of the satisfaction of the liquidity-based vesting condition upon the effective date of the Registration Statement on Form S-1 filed in connection with our IPO.

To meet the related tax withholding requirements for RSUs settled, we withheld 5,960,339 of the 14,009,204 shares of Class B common stock issuable to holders of vested RSUs. Based on the IPO price of $19.00 per share, the tax withholding obligation was $113.2 million, which was paid within the quarter.

Key Factors Affecting Our Performance

Pace of Modernization of Security and Networking for Organizations. The rapid evolution of enterprise IT is driving organizations to replace legacy systems with cloud-based and hybrid solutions, fundamentally altering the way security and networking solutions are deployed and operated. We believe that as enterprises undergo digital transformation, they increasingly rely on advanced technologies such as AI to gain granular visibility and control over information flows. This trend is compounded by the growing imperative to understand and secure data in an environment where hybrid and remote work models are common. Moreover, organizations' expanding global operations and the relentless push for improved user experience has driven the convergence of security and networking that is reshaping industry standards. While we are in the early stages of this transformation, we believe that the pace of modernization will continue to accelerate, reinforcing the demand for our platform.

Our Ability to Add New Customers. Our ability to grow our customer base is a key indicator of both our market penetration and the future opportunities available to us.

Our Ability to Retain and Expand Within Our Existing Customers. We believe that our ability to retain and expand within our existing customers is a testament to the technological strength and extensibility of our Netskope One platform and our customer relationships. As our customers realize tangible value from the products that they deploy, they often purchase more subscriptions, increase the number of users in more departments and geographies, and extend the number of applications covered.

Investments in Sales and Marketing. We plan to continue investing in the expansion of our salesforce and channel partners to pursue attractive growth opportunities both domestically and internationally. In the Americas (which we define as the United States, Canada, and Latin America), this includes continuing the growth of our sales team, selling into the U.S. federal government market now that we have achieved U.S. Federal Risk and Authorization Management Program ("FedRAMP") High Authorization, and growing our channel partners, including managed service providers ("MSPs"), to expand within the mid-market.

Investment in Innovation. We plan to continue investing in research and development to drive rapid innovation, leveraging our core platform to serve our customers' needs and further strengthen our technology leadership. We believe this will lead to continued increased customer acquisition, expansion, and retention. We also intend to continue evaluating strategic acquisitions and investments in businesses and technologies that enhance our product capabilities, allow us to enter adjacent markets, and accelerate time to market.

Key Business Metric

We monitor the following key metric to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Dollar-Based Net Retention Rate ("NRR")

Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing customers. We believe that we will achieve this objective by continuing to focus on customer success and loyalty and by continuously innovating our platform. Our NRR may fluctuate from period to period as we continue to expand our business.

	As of October 31,
	2025	2024
Dollar-based net retention rate(1)	118%	113%

(1) Our NRR reflects the percentage of our annual recurring revenue ("ARR") from existing customers, inclusive of the effects of upsell, cross-sell, contraction, and churn. We calculate this by first determining the ARR of the cohort of customers established on the same date of the prior fiscal year (the "Prior Period ARR"). We then calculate the ARR from these same subscription customers as of the current period end (the "Current Period ARR"). Current Period ARR includes any expansion and is net of contraction and churn over the trailing 12 months, but excludes ARR from new customers. We then divide the Current Period ARR by the Prior Period ARR to arrive at our NRR. In addition, We define ARR as the annualized value of our cloud subscription contracts that are active as of the measurement date, assuming any contract that expires during the next 12 months is renewed on its existing terms. Provided that we are actively negotiating a renewal or new agreement with a customer after the expiration of a contract, we continue to include that contract's annualized value in ARR until the customer notifies us of their decision not to renew. ARR excludes non-recurring components of revenue such as professional services, training, sales of hardware, and other non-recurring revenue.

Components of Results of Operations

Revenue

We generate revenue primarily from subscriptions to the more than 20 products within our Netskope One platform, along with related support services. During the three and nine months ended October 31, 2025 and 2024, subscription revenue accounted for approximately 99% of the Company's total revenue. Customers do not take possession of cloud-based software; instead, our commitment is to provide our security, networking, and analytics platform throughout the contractual term. As a result, we recognize subscription revenue ratably over the contract term, which typically ranges from one to three years.

Professional services and hardware account for an immaterial portion of our total revenue.

Cost of Revenue

Our cost of revenue consists of direct costs associated with providing our platform and products and our related professional services, including colocation and network transit expenses to operate our global data centers, depreciation of our data center equipment, cloud infrastructure and software expenses, and amortization of capitalized internal-use software. It also includes employee-related compensation expenses, such as salaries, bonuses, stock-based compensation expense, and employee benefits for teams supporting cloud operations and customer support and service organizations, and allocated overhead costs. We continuously work on optimizing these costs through strategic partnerships, improved operational efficiencies, and technological advancements.

Additionally, we have made significant strategic investments to expand the global coverage of our NewEdge network to serve enterprises worldwide, which has historically increased our cost of revenue. As we have built our NewEdge network to include data centers in more than 75 unique regions with more than 200 localization zones globally, we do not anticipate future expansion requirements at the same rate. We expect the level of investment as a percentage of revenue to decrease over the long term as we realize the benefits of scale and operating leverage from previous investments we have made.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue and gross margin is gross profit expressed as a percentage of revenue. Both gross profit and gross margin have been and will continue to be affected by various factors, including the costs associated with infrastructure and services.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Employee-related compensation expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and in the case of sales and marketing expenses, sales commissions. Operating expenses also include other non-employee costs such as cloud infrastructure expenses, office space costs, fees for third-party professional services, and costs associated with software and subscription services.

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related compensation expenses, sales commissions, marketing campaigns, marketing events, brand-building activities, promotions, and travel and entertainment expenses. Our sales and marketing strategies are comprehensive, involving direct sales efforts, channel partnerships, and digital marketing initiatives. We expect to expand our market presence both domestically and internationally, educate potential customers about the benefits of our platform and products, and drive both customer acquisition and retention.

We expect our sales and marketing expenses will increase in dollar amount as we continue to invest meaningfully in expanding our sales force, increasing our marketing efforts, and expanding into new markets, but over the long term, we expect our sales and marketing expenses as a percentage of revenue to decrease.

Research and Development

Research and development expenses consist primarily of employee-related compensation expenses, cloud infrastructure expenses related to the development of our platform and products, consulting fees, and software and subscription services. We prioritize research and development expenses to continuously enhance our product features, security protocols, and user experience, ensuring that we can respond swiftly to new cyber threats and customer needs.

We expect our research and development expenses to increase in dollar amount as we continue to increase investments in our technology architecture and platform. However, we anticipate research and development expenses to decrease as a percentage of our total revenue over the long term although our research and development expenses may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

General and Administrative

General and administrative expenses consist primarily of employee-related compensation expenses, and other expenses for our executive, finance, legal, and human resources organizations. General and administrative expenses also include external legal, accounting, consulting, professional services fees, software and subscription services, facilities expenses, and other corporate expenses.

We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. As our business expands, we expect our general and administrative expenses will increase in dollar amount to support our growth, but over the long term, we expect our general and administrative expenses as a percentage of revenue to decrease.

Loss on Changes in Fair Value of Convertible Notes

We issued Convertible Notes in December 2022 and September 2024. We have elected to account for the Convertible Notes using the fair value option under Accounting Standards Codification ("ASC") 825, Financial Instruments. As a result, we are required to determine the fair value of the Convertible Notes on a quarterly basis using a complex valuation model. If the fair value of the Convertible Notes increases during a given period, we recognize a loss on the change in fair value of Convertible Notes in our statement of operations for that period. Conversely, if the fair value of the Convertible Notes decreases, we recognize a gain on the change in fair value of Convertible Notes in that period.

Other Income, net

Other income, net consists primarily of interest income, amortization of premiums and accretion of discounts on investment, convertible note issuance cost, and gains and losses from foreign currency transactions.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against net U.S. federal and state deferred tax assets as it is more likely than not that they will not be realized based on our history of losses.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Because we have a valuation allowance on our U.S. deferred tax assets, the tax law did not impact tax expense or cash paid for taxes for the three and nine months ended October 31, 2025, when the law was enacted.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Revenue	$184,173	$138,532	$512,667	$389,782
Cost of revenue(1)	77,530	46,765	173,267	141,209
Gross profit	106,643	91,767	339,400	248,573
Operating expenses:
Sales and marketing(1)	149,869	65,765	297,295	217,391
Research and development(1)	262,702	62,402	403,439	192,758
General and administrative(1)	141,042	17,434	176,959	52,989
Total operating expenses	553,613	145,601	877,693	463,138
Loss from operations	(446,970)	(53,834)	(538,293)	(214,565)
Loss on changes in fair value of convertible notes	(8,439)	(18,125)	(85,841)	(63,249)
Other income, net	5,407	711	9,529	3,469
Loss before provision for income taxes	(450,002)	(71,248)	(614,605)	(274,345)
Provision for (benefit from) income taxes	3,073	(505)	8,013	3,127
Net loss	$(453,075)	$(70,743)	$(622,618)	$(277,472)

(1) Includes stock-based compensation as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$28,018	$589	$28,945	$1,930
Sales and marketing	71,845	4,135	78,304	14,667
Research and development	190,082	5,878	198,881	18,738
General and administrative	120,527	1,711	121,984	4,318
Total stock-based compensation expense	$410,472	$12,313	$428,114	$39,653

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	42	34	34	36
Gross profit	58	66	66	64
Operating expenses:
Sales and marketing	81	47	58	56
Research and development	143	45	79	49
General and administrative	77	13	35	14
Total operating expenses	301	105	172	119
Loss from operations	(243)	(39)	(105)	(55)
Loss on changes in fair value of convertible notes	(5)	(13)	(17)	(16)
Other income, net	3	1	2	1
Loss before provision for income taxes	(245)	(51)	(120)	(70)
Provision for (benefit from) income taxes	1	-	1	1
Net loss	(246)%	(51)%	(121)%	(71)%

Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended October 31, 2025 and 2024

Revenue

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$184,173	$138,532	$45,641	33%

Revenue increased by $45.6 million, or 33%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase in revenue was driven by an increase in customers and the growing demand for our products from existing customers. Approximately 48% of the increase was driven by the addition of new customers and approximately 52% of the increase was driven by expansion within our existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$77,530	$46,765	$30,765	66%
Gross profit	106,643	91,767	14,876	16%
Gross margin	58%	66%

Cost of revenue increased by $30.8 million, or 66%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Employee-related compensation expense increased by $29.6 million due to $27.7 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, colocation and network transit expenses increased by $2.7 million which was partially offset by a $2.6 million decrease in amortization of intangible assets.

Gross profit increased by $14.9 million, or 16%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, while gross margin decreased to 58% from 66%. The decrease in gross margin was primarily due to the significant increase in stock-based compensation expense recognized in connection with the IPO.

Sales and Marketing

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	149,869	65,765	$84,104	128%

Sales and marketing expenses increased by $84.1 million, or 128%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Employee-related compensation expense increased by $74.9 million due to $68.4 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, marketing-related expenses and amortization of capitalized sales commissions increased by $3.4 million and $2.2 million, respectively.

Research and Development

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$262,702	$62,402	$200,300	321%

Research and development expenses increased by $200.3 million, or 321%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Employee-related compensation expense increased by $195.6 million due to $186.0 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, outside services increased by $1.6 million.

General and Administrative

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$141,042	$17,434	$123,608	709%

General and administrative expenses increased by $123.6 million, or 709%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Employee-related compensation expense increased by $123.6 million due to $121.3 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, professional services increased by $1.4 million.

Loss on Changes in Fair Value of Convertible Notes

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Loss on changes in fair value of convertible notes	$(8,439)	$(18,125)	$9,686	53%

Loss on change in fair value of Convertible Notes decreased by $9.7 million, or 53%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The fair value of our convertible notes increased during the current quarter; however, the loss recognized in earnings was lower because a larger portion of the total fair value change was attributed to instrument-specific credit risk, which is recorded in other comprehensive income.

Other Income, net

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$5,407	$711	$4,696	660%

Other income, net increased by $4.7 million, or 660%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase was mainly due to a $4.9 million increase in interest income.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$3,073	$(505)	$3,578	709%

Provision for income taxes increased by $3.6 million, or 709%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to the tax benefit from the establishment of deferred tax liability as part of the acquisition of Dasera, Inc. in third quarter of fiscal 2025 and higher foreign tax liabilities in fiscal 2026 in our foreign jurisdictions due to increased expansion internationally.

Comparison of the Nine Months Ended October 31, 2025 and 2024

Revenue

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Revenue	$512,667	$389,782	$122,885	32%

Revenue increased by $122.9 million, or 32%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase in revenue was driven by an increase in customers and the growing demand for our products from existing customers. Approximately 36% of the increase was driven by the addition of new customers and approximately 64% of the increase was driven by expansion within our existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$173,267	$141,209	$32,058	23%
Gross profit	339,400	248,573	90,827	37%
Gross margin	66%	64%

Cost of revenue increased by $32.1 million, or 23%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. Employee-related compensation expense increased by $30.3 million due to $27.3 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, the colocation and network transit expenses increased by $5.8 million which partially offset by a $2.0 million decrease in amortization of intangible assets, a $1.7 million decrease in cloud infrastructure and software expenses, and a $1.7 million decrease in data center depreciation.

Gross profit increased by $90.8 million, or 37%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, and gross margin increased to 66% from 64%, primarily due to faster revenue growth from new customer acquisition and expansion within our existing customer base, compared to slower cost of revenue growth from improved efficiencies managing our global data centers and cloud infrastructure operations.

Sales and Marketing

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	297,295	217,391	$79,904	37%

Sales and marketing expenses increased by $79.9 million, or 37%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. Employee-related compensation expense increased by $68.9 million due to $64.6 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, the amortization of capitalized sales commissions and marketing-related expenses increased by $5.3 million and $2.3 million, respectively.

Research and Development

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$403,439	$192,758	$210,681	109%

Research and development expenses increased by $210.7 million, or 109%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. Employee-related compensation expense increased by $200.6 million due to $181.9 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, outside services increased by $6.2 million.

General and Administrative

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$176,959	$52,989	$123,970	234%

General and administrative expenses increased by $124.0 million, or 234%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, Employee-related compensation expense increased by $122.6 million due to $120.2 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, professional services increased by $3.1 million.

Loss on Changes in Fair Value of Convertible Notes

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Loss on changes in fair value of convertible notes	$(85,841)	$(63,249)	$(22,592)	36%

Loss on change in fair value of Convertible Notes increased by $22.6 million, or 36%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was primarily due to an increase in fair value of our common stock, growth in the principal balance due to the payment-in-kind feature of the Convertible Notes, and an increase in probability of an IPO assumption used in the valuation model prior to the IPO.

Other Income, net

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other income, net	$9,529	$3,469	$6,060	175%

Other income, net increased by $6.1 million, or 175%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was mainly due to a $5.2 million increase in interest income.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$8,013	$3,127	$4,886	156%

Provision for income taxes increased by $4.9 million, or 156%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily due to the tax benefit from the establishment of deferred tax liability as part of the acquisition of Dasera, Inc. in third quarter of fiscal 2025 and higher foreign tax liabilities in fiscal 2026 in our foreign jurisdictions due to increased expansion internationally.

Non-GAAP Financial Measures

We believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tolls for comparison.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

Non-GAAP gross profit and non-GAAP gross margin are defined as GAAP gross profit and GAAP gross margin, respectively, excluding stock-based compensation and related tax expense and amortization of acquired intangible assets. We believe these non-GAAP measures offer additional consistency and comparability with our historical financial performance, providing management and investors with more meaningful period-to-period comparisons. These metrics are designed to remove the impact of certain variables that can fluctuate for reasons unrelated to our underlying operating performance.

The following table provides a reconciliation of our non-GAAP gross profit to our gross profit and of our non-GAAP gross margin to our gross margin, for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$184,173	$138,532	$512,667	$389,782
Gross profit	$106,643	$91,767	$339,400	$248,573
Add: Stock-based compensation expense and related taxes	28,602	589	29,543	1,930
Add: Amortization of acquired intangible assets	2,341	5,174	12,016	14,645
Non-GAAP gross profit	$137,586	$97,530	$380,959	$265,148
Gross margin	58%	66%	66%	64%
Non-GAAP gross margin	75%	70%	74%	68%

We expect non-GAAP gross margin will increase over the long term through improved operational efficiencies, scale benefits, and technological advancements.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin

Non-GAAP loss from operations and non-GAAP operating margin are defined as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related taxes, transaction costs related to acquisitions, and amortization of acquired intangible assets. We believe these non-GAAP measures offer our management and investors additional consistency and comparability with our historical financial performance, enabling more meaningful period-to-period comparisons. These metrics are designed to remove the impact of certain variables that can fluctuate for reasons unrelated to our underlying operating performance.

The following table provides a reconciliation of our non-GAAP loss from operations to our loss from operations and of our non-GAAP operating margin to our operating margin, for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenue	$184,173	$138,532	$512,667	$389,782
Loss from operations	$(446,970)	$(53,834)	$(538,293)	$(214,565)
Add: Stock-based compensation expense and related taxes	416,179	12,327	434,221	39,788
Add: Acquisition-related expenses	-	443	-	460
Add: Amortization of acquired intangible assets	2,621	5,595	13,346	15,893
Non-GAAP loss from operations	$(28,170)	$(35,469)	$(90,726)	$(158,424)
Operating margin	(243)%	(39)%	(105)%	(55)%
Non-GAAP operating margin	(15)%	(26)%	(18)%	(41)%

We expect non-GAAP operating margin to improve over the long term through continued operational efficiencies, scale benefits, and technological advancements.

Free Cash Flow and Free Cash Flow Margin

Free cash flow is defined as net cash used in operating activities less purchases of property and equipment and intangible assets and capitalized internal-use software. Free cash flow margin is determined by dividing free cash flow by revenue. We believe that free cash flow and free cash flow margin serve as valuable indicators of liquidity, providing management and investors with insights into the cash generated from our operations. After accounting for investments in property and equipment, intangible assets, and internal-use software, this cash is available for strategic initiatives, such as investing in our business and strengthening our financial position. Free cash flow does not represent the total change in our cash balance in any given period.

The following table summarizes our cash flows and provides a reconciliation of free cash flow to net cash provided by (used in) operating activities and of our free cash flow margin to our net cash provided by (used in) operating activities as a percentage of revenue for each of the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$19,950	$(116,798)
Less: Purchase of property and equipment and intangible assets	(9,563)	(35,774)
Less: Capitalization of internal-use software costs	(1,990)	(2,579)
Free cash flow	$8,397	$(155,151)
Net cash provided by (used in) operating activities as a percentage of revenue	4%	(30)%
Free cash flow margin	2%	(40)%

We expect free cash flow and free cash flow margin to improve over the long term through continued operational efficiencies, scale benefits, and technological advancements.

Liquidity and Capital Resources

Prior to our IPO, we have financed operations primarily through private placements of our equity securities, issuance of convertible notes, and payments received from our customers.

In September 2025, we closed our IPO of our Class A common stock. We received aggregate proceeds of approximately $992.2 million after deducting underwriting discounts and commissions. As of October 31, 2025, our principal source of liquidity was available cash, cash equivalents, and marketable securities aggregating to $1.2 billion.

Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $2.6 billion as of October 31, 2025. While we have historically incurred annual negative cash flows from operating activities since inception, we generated positive operating cash flow in the fourth quarter of fiscal 2025, first quarter of fiscal 2026, and third quarter of fiscal 2026. We anticipate continued improvement over the long term. Notwithstanding the foregoing, we may still incur operating losses and generate negative cash flows from operations in the future due to the investments we intend to continue to make in our business. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including but not limited to our obligation to repay any balance under our Convertible Notes, our revenue growth rate, timing of cash receipt and payments, and the timing and extent of spending to support strategic initiatives. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$19,950	$(116,798)
Net cash (used in) provided by investing activities	(98,643)	39,017
Net cash provided by financing activities	897,334	97,098

Operating Activities

Our primary source of cash provided by operations is revenue. Our primary use of cash in our operating activities include payments for employee-related compensation expenses, contract acquisition costs, outside services, and other corporate expenditures.

Net cash provided by operating activities was $20.0 million for the nine months ended October 31, 2025 as compared to the $116.8 million of net cash used in operating activities for the nine months ended October 31, 2024. The improvement in operating cash flows was primarily driven by a decrease in accounts receivable and increases in deferred revenue, accounts payable, and accrued compensation and benefits. These were partially offset by higher deferred contract acquisition cost and prepaid expenses and other current assets.

Investing Activities

Our primary use of cash for investing activities include purchases of property and equipment and marketable securities. Our primary source of cash provided by investing activities include sale and maturities of marketable securities.

Net cash used in investing activities was approximately $98.6 million for the nine months ended October 31, 2025 as compared to the $39.0 million of net cash provided by investing activities for the nine months ended October 31, 2024. The change was primarily due to purchase of marketable securities and property and equipment to support additional data center growth. These were partially offset by proceeds from the sale and maturity of marketable securities.

Financing Activities

Our primary source of cash provided by financing activities include proceeds from the issuance of common stock. Our primary use of cash for financing activities include payments for stock issuance costs, taxes related to the net share settlement of equity awards, and holdback payment related to business combination.

Net cash provided by financing activities was $897.3 million for the nine months ended October 31, 2025 as compared to the $97.1 million for the nine months ended October 31, 2024. The increase was primarily driven by the proceeds from our IPO and proceeds from the issuance of our common stock upon the exercise of stock options. These were partially offset by payments for deferred offering costs and taxes related to the net share settlement of equity awards.

Convertible Notes

In December 2022, we issued $401.0 million in aggregate principal amount of our 3.75% Convertible Senior PIK Toggle Notes due 2027 (as amended to extend the maturity date to 2028, the "2028 Notes") pursuant to an indenture, dated as of December 22, 2022, as supplemented by that certain First Supplemental Indenture, dated April 25, 2025 (as supplemented, the "2028 Notes Indenture"), between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). In September 2024, we issued $75.0 million in aggregate principal amount of our 3.00% Convertible Senior PIK Toggle Notes due 2029 (the "2029 Notes" and, together with the 2028 Notes, the "Convertible Notes"), pursuant to an indenture, dated as of September 30, 2024 (the "2029 Notes Indenture" and, together with the 2028 Notes Indenture, the "Indentures"), between us and the Trustee. The 2028 Notes accrue interest at a rate of 3.75% per annum and pursuant to the terms of the 2028 Notes Indenture, will mature on December 15, 2028 (the "2028 Note Maturity Date"), unless earlier repurchased, redeemed, or converted. The 2029 Notes accrue interest at a rate of 3.00% per annum and will mature on August 1, 2029 (the "2029 Note Maturity Date" and, together with the 2028 Note Maturity Date, each a "Maturity Date"), unless earlier repurchased, redeemed, or converted. Interest on the Convertible Notes is payable quarterly in arrears in cash or by increasing the principal amount thereof, at our election.

Our obligations under the Convertible Notes are guaranteed by each of our subsidiaries other than certain excluded subsidiaries. The Convertible Notes are senior, unsecured obligations and the guarantees are senior, unsecured obligations of our subsidiary guarantors.

The Convertible Notes are convertible at the option of the holders following the date that is nine calendar months after the IPO until the relevant Maturity Date, at a conversion price equal to 42.1046 shares of Class B common stock per $1,000 principal amount of the 2028 Notes (equal to a conversion price of approximately $23.75 per share), or 40.4858 shares of Class B common stock per $1,000 principal amount of 2029 Notes (equal to a conversion price of approximately $24.70 per share). The number of shares of Class B common stock that would be issuable upon conversion of the Convertible Notes are as follows (in thousands, except share amounts):

	As of October 31, 2025		As of Maturity Date
	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion
2028 Notes	$446,130	18,784,140	$501,293	21,106,738
2029 Notes	77,775	3,148,793	87,003	3,522,396
Total	$523,905	21,932,933	$588,296	24,629,134

Holders of the Convertible Notes are also entitled to convert such Convertible Notes upon certain corporate transactions or if we call Convertible Notes for redemption following a change in tax law.

Pursuant to the terms of the Convertible Notes, we are required to offer to redeem the Convertible Notes upon the occurrence of certain change of control events, our liquidation or dissolution or, the delisting of our Class A common stock. We would be required to repurchase the Convertible Notes at a price equal to the greater of (i) a specified premium, which shall be in an amount equal to the excess of (x) 140% of the principal amount of such Convertible Notes on or before the second anniversary of the issue date of the Convertible Notes, (y) 155% of the principal amount of such Convertible Notes after the second anniversary but on or before the third anniversary of the issue date of the Convertible Notes, or (z) 170% of the principal amount of such Convertible Notes after the third anniversary of the issue date of the Convertible Notes and (ii) the principal amount thereof and all accrued and unpaid interest thereon.

So long as the holders of the 2028 Notes have made no prior repurchase demand, holders of the 2028 Notes can, during the period beginning 120 days prior to the 2028 Note Maturity Date (or earlier, if we so choose) and ending 91 days prior to the 2028 Note Maturity Date, submit a repurchase demand requiring us to offer to repurchase their 2028 Notes at a repurchase price equal to the principal amount of such 2028 Notes and an amount equal to a rate of return of 14.0% per annum, compounded quarterly. Holders of the 2029 Notes can require us to repurchase their 2029 Notes following the date that is the earlier of (i) September 30, 2028, and (ii) the third anniversary of the IPO, at a repurchase price equal to the principal amount of such 2029 Notes and an amount equal to a rate of return of 13.5% per annum, compounded quarterly.

The table below reflects the maximum amount potentially owed under the Convertible Notes, assuming that the Convertible Notes are held until the Maturity Date.

	Rate of Return (1)	Maturity Date	Amount
	(dollars in millions)
2028 Notes	14.0%	December 2028	$913.2
2029 Notes	13.5%	August 2029	$145.1

(1) Compounded quarterly.

On or after the one year anniversary of the completion of the IPO, we may redeem all or any portion of the Convertible Notes for cash at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if the price of our Class A common stock is at least 200% (or in the case of the 2028 Notes, beginning on December 15, 2027, at least 230%) of the then-applicable conversion price for each of at least twenty (20) trading days (whether or not consecutive) during the thirty (30) consecutive trading days prior to providing notice of such redemption. No sinking fund is provided for the Convertible Notes. So long as 10% of each series of Convertible Notes remain outstanding, we are restricted in the amount of indebtedness we may incur without the consent of holders of at least 55% of the then-outstanding aggregate principal amount of the relevant series of Convertible Notes. The Convertible Notes contain customary anti-dilution adjustments. Each indenture contains customary events of default, the occurrence of which would enable the Trustee or the holders of at least 25% in aggregate principal amount of such series of Convertible Notes to accelerate our obligations under such Convertible Notes.

Remaining Performance Obligations

Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized as of the end of each period, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.1 billion. We expect to recognize 56% of the remaining performance obligations over the next 12 months and the remainder thereafter.

Contractual Obligations and Commitments

As of October 31, 2025, our commitments consisted of (i) obligations under operating leases for offices and data centers on an undiscounted basis, of which $12.2 million is due within 12 months and $32.2 million is due thereafter, (ii) Convertible Note obligations, with an aggregate principal amount of $401 million, due in fiscal 2029 and an aggregate principal amount of $75 million due in fiscal 2030, and (iii) purchase obligations with various parties for products and services entered into in the normal course of business, of which $70.6 million is due within the next 12 months and $333.8 million is due thereafter.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we apply accounting estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.

There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of October 31, 2025, we had a total of $1.2 billion of cash, cash equivalents, and marketable securities, which consisted primarily of money market funds, commercial paper, and corporate debt securities. We also had $1.2 million of restricted cash as of October 31, 2025, primarily due to collateral in connection with certain facility lease agreements. Our cash, cash equivalents, and marketable securities bear interest and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest rates on the Convertible Notes are fixed, however, the fair value of the Convertible Notes are exposed to interest rate risk. Generally, the interest rate related to the changes in the U.S. Treasury rate will not significantly impact Convertible Notes valuation. We do not believe a hypothetical 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.

Currency Risk

The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, Taiwanese Dollar, and Euro. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other foreign currencies would have a material impact on our results of operations.

Inflation Rate Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may be subject to various legal proceedings, including, from time to time, actions which are asserted to be maintainable as class action suits, and is at times subjected to government and regulatory proceedings, investigations and inquiries. We are not currently subject to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, results of operations, or financial condition. Future litigation may be necessary or warranted to defend ourselves or our partners or to establish or assert our rights. The results of any current or future legal proceedings or litigation cannot be predicted with certainty, and regardless of the outcome, legal proceedings or litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

As of October 31, 2025, the Company recorded an accrual of approximately $0.3 million related to certain legal matters that are not expected to have a material impact of its condensed consolidated financial statements.

The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. As of October 31, 2025 and January 31, 2025, other than the accrual noted above, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our unaudited condensed consolidated financial statements and the related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any such risks or any of the following risks occur, our business, results of operations, and financial condition could be materially and adversely affected. Also, the price of our Class A common stock could decline due to any of these risks, and as a result, you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those fully described below. These risks include the following:

•
We have a history of losses, anticipate increases in our operating expenses in the near-term, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, results of operations, and financial condition will be adversely affected.
•
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•
Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers.
•
If the market for security, networking, and analytics does not grow, our ability to grow our business and our results of operations may be adversely affected.
•
Our business and growth depend in part on the success of our relationships with our partner ecosystem. If we are unable to maintain or develop these relationships, our business, results of operations and financial condition could be materially and adversely affected.
•
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
•
If we do not effectively develop and expand our sales and marketing capabilities, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
•
Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense.
•
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business, results of operations and financial condition.
•
If we fail to obtain, maintain, protect, defend, or adequately enforce our intellectual property or proprietary rights, our competitive position could be impaired, and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights.
•
Our use of artificial intelligence ("AI") and machine learning ("ML"), and the integration of AI and ML within our platform and products, may not be successful and may present business, compliance, and reputational challenges, which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could adversely affect our business, results of operations, and financial condition.
•
If our internal networks, systems or data are or are perceived to have been breached, our platform and products may be perceived as insecure, our reputation may be damaged, and our financial results may be negatively impacted.
•
The actual or perceived failure of our platform and products to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, results of operations, and financial condition.
•
If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

•
Servicing our substantial indebtedness may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds necessary to satisfy our obligations under our indebtedness. Our debt could also expose us to other risks that could adversely affect our business, financial condition and results of operations.
•
The multi-class structure of our common stock will have the effect of concentrating voting control with the holders of our outstanding Class B common stock. This ownership will limit or preclude your ability to influence corporate matters.
•
We cannot predict the effect our multi-class structure may have on the trading price of our Class A common stock.

Risks Related to Our Business and Industry

We have a history of losses, anticipate increases in our operating expenses in the near-term, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, results of operations, and financial condition will be adversely affected.

We have experienced net losses in each period since inception. We generated net losses of $622.6 million and $277.5 million for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, we had an accumulated deficit of $2.6 billion. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We expect our operating expenses will increase over time as we continue to invest meaningfully in expanding our sales force, increasing our marketing efforts, expanding into new markets and further developing our technology architecture and platform, and as we incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. In addition, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and products to new and existing customers. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be effective. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and the trading price of our Class A common stock may significantly decrease.

In addition, in the several quarters following the completion of our IPO, we expect to recognize significant stock-based compensation expense related to certain outstanding RSUs that are subject to a performance-based condition that had already been satisfied in connection with the IPO, which has resulted and will contribute to increases in our operating expenses and will negatively impact our ability to achieve profitability in future periods.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We were founded in 2012 and have been growing rapidly over the last several years, with revenue of $512.7 million and $389.8 million for the nine months ended October 31, 2025 and 2024, respectively, and we may continue to experience rapid growth in the future. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our platform and products from existing and new customers, a failure by us to capitalize on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, our revenue growth rate has in the past declined, and we expect our revenue growth rate to decline in the future, as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, results of operations, and financial condition could be harmed.

Overall growth of our revenue also depends on a number of factors, including our ability to acquire new customers, retain our existing customers and expand sales to existing customers; offer a compelling platform and products; execute an effective sales and marketing strategy; attract, effectively train, and retain new sales, marketing, professional services, and support personnel in the markets we pursue; develop or expand relationships with channel partners; expand into new geographies and vertical markets; develop and deploy new products, features, and functionalities; and provide quality customer support once deployed.

We may not successfully accomplish any of these objectives. If we do not, or if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain our revenue growth for any reason, including the reasons listed above, it may be difficult to achieve and maintain profitability, the trading price of our Class A common stock may be volatile, demand for our platform and products could decline, and our business, financial condition, and results of operations may be adversely affected.

Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers.

To continue to grow our business, we must continue to add new customers. Our success in adding new customers depends on numerous factors, including our ability to offer a compelling platform and products; execute an effective sales and marketing strategy; attract, effectively train, and retain new sales, marketing, professional services, and support personnel in the markets we pursue; develop or expand relationships with channel partners, including system integrators, value added resellers ("VARs"), technology partners, and MSPs; expand into new geographies and vertical markets; deploy our platform and products for new customers; and provide quality customer support once deployed.

In addition, we also believe that it is important to our continued growth that our existing customers renew their arrangements with us when their contract terms expire. A substantial majority of our customers purchase subscriptions with a contract term of one to three years. Our customers have no obligation to renew their contracts with us, and some of our customers have in the past chosen not to do so. Even if our customers do choose to renew their contracts, they may decide not to renew their contracts for a similar contract period, at the same prices and terms, or with the same or a greater number of users or capacity. Our customer retention and expansion are difficult to accurately predict and may decline or fluctuate as a result of a number of factors, including our customers' satisfaction with our platform and products and their spending levels, our pricing, industry developments, competition, changing regulatory environments, and general economic conditions. Our ability to increase revenue also depends on our ability to expand our customer relationships over time by increasing the number of products we offer and use cases we serve and the number, business functions and locations of users for whom our customers license our products. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform and products and the existing products they have implemented, their ability to integrate our platform and products with existing technologies, and our pricing model.

Furthermore, the market for security, networking, and analytics products such as ours is relatively new, and if we are unable to convince organizations of the benefits of our platform and products, then we may be unable to acquire new customers or keep existing customers. If we are unable to successfully acquire new customers, retain our existing customers, expand sales to existing customers, or introduce new products, our business, results of operations, and financial condition would be adversely affected. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales, and other expenses we will have incurred in connection with the new products.

If the market for security, networking, and analytics does not grow, our ability to grow our business and our results of operations may be adversely affected.

The market for security, networking, and analytics, including our platform and products, is rapidly evolving. We believe our future success will depend in large part on growth in the market for security, networking, and analytics. We also believe that our platform and products represent a significant shift from on-premises appliance-based security solutions. While cloud-based security, networking, and analytics solutions have seen increased adoption, traditional on-premises security and networking appliance and software solutions continue to be rooted in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in, and their familiarity with, such solutions. As such, it is difficult to predict future demand for cloud-based security, networking, and analytics or the success of competitive products, and, as a result, customer adoption and retention rates for these products and the future growth of this market. Any expansion in this market depends on a number of factors, including the cost, performance, perceived value associated with our platform and products and similar solutions of our competitors, and enterprises' potential preference to manage security with existing appliances and infrastructure alone as opposed to investing in a security, networking, and analytics platform such as ours. The markets for some of our products are new, unproven, and evolving, and our future success depends on growth and expansion of these markets. Trends in hybrid and remote work may also impact our business. For example, some large enterprises have publicly signaled an intent to reduce hybrid and remote work, and a widespread reduction in hybrid and remote work could adversely impact demand for our platform and products. If our platform and products do not achieve widespread adoption or there is a reduction in demand for our platform and products due to a lack of customer acceptance, technological challenges, competing products or solutions, concerns relating to privacy, data protection, or cybersecurity, decreases in corporate spending, changes in hybrid and remote work arrangements, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations and financial condition.

Additionally, if the incidence of security breaches and incidents were to decline, or enterprises or governments were to perceive that the incidence of security breaches and incidents had declined, our ability to attract and retain customers could be adversely affected. We may face additional difficulties in attracting organizations that use legacy systems and products to purchase our platform and products if they believe that these legacy systems and products are more cost-effective, are bound by long term contracts, or provide a level of security that is sufficient to meet their needs. Furthermore, the use of cloud security, networking, and analytics is relatively new, and if we are unable to convince organizations of the benefits of our platform and products, then we may be unable to acquire new customers or keep existing customers. If organizations do not continue to adopt our platform for any of the reasons discussed above or for other reasons not contemplated, our sales will not grow as quickly as anticipated, or at all, and our business, operating results and financial condition will be adversely affected.

Our business and growth depend in part on the success of our relationships with our partner ecosystem. If we are unable to maintain or develop these relationships, our business, results of operations and financial condition could be materially and adversely affected.

We rely extensively on our ecosystem of channel partners, including VARs and distributors, technology alliances, service and telecommunications partners, MSPs, system integrators, and other strategic partners to deliver, customize, integrate, and manage our platform and products for substantially all of our customers. A significant portion of our sales also originates within our partner ecosystem. For example, sales through our top five partners and their affiliates, in aggregate, represented 35% of our revenue for the nine months ended October 31, 2025 and 33% of our revenue for the nine months ended October 31, 2024. We have experienced, and may in the future experience, consolidation in our partner ecosystem through the merger of certain of our channel partners, which may increase our reliance on individual channel partners. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners. Our arrangements with our channel partners are generally non-exclusive, meaning they may offer customers the products and services of several different companies, including products and services that compete with our platform and products. If our channel partners do not effectively market and sell our platform and products, choose to use greater efforts to market and sell our competitors' products or services, fail to meet the needs of our customers, or cease marketing our platform and products or providing services to us, our ability to grow our business and sell our platform and products may be adversely affected. Our channel partners may cease marketing our platform and products with limited or no notice and with little or no penalty. If one or more of our channel partners determines that it is unable to both provide services to us or cooperate with us in our go-to-market efforts while at the same time providing services to our competitors, those channel partners may cease marketing our platform and products or otherwise cease providing services to us or cooperating with us in our go-to-market efforts. Our ability to achieve revenue growth in the future will depend in part on our maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform and products. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, the demand for our platform and our products could decline, and our business, results of operations and financial condition could be materially and adversely affected.

We also collaborate with adjacent technology vendors to offer comprehensive solutions to our respective customers, including through mutual referrals and integrations and through cloud marketplace programs. If we do not effectively collaborate with such technology partners, or if they elect to terminate their relationships with us or develop and market solutions that compete with our platform and products, our business, results of operations and financial condition could be materially and adversely affected.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly revenue and operating results tend to fluctuate from period to period, and we believe that our quarterly results may vary significantly in the future. Consequently, you should not rely on the results of any one quarter as an indication of future performance. Period-to-period comparisons of our revenue and operating results may not be meaningful and, as a result, may not fully reflect the underlying performance of our business.

Our quarterly operating results may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•
our ability to achieve broad market acceptance and the level of demand for our platform and our products;
•
our ability to attract new customers, particularly large enterprises;
•
our ability to retain customers and expand their usage of our platform and products, particularly our largest customers;
•
increases in and timing of operating expenses, particularly for sales and marketing, that we may incur to grow and expand our operations and to remain competitive;
•
our ability to successfully expand in the United States and internationally and further penetrate key markets;
•
the effectiveness of our sales and marketing programs;
•
the length and unpredictable nature of our sales cycle;
•
the timing and availability of renewals;
•
technological changes and the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of our market;
•
pricing pressure as a result of competition or otherwise;
•
the mix of revenue and associated costs attributable to our various products, which may impact our gross margins and operating income;
•
the mix of revenue attributable to larger transactions as opposed to smaller transactions and the associated volatility and timing of our transactions;
•
the mix of subscription, billing, and payment terms, which affects discounts and revenue, and may result in a decrease in gross margins and deferred revenue and impact the timing of cash flows;
•
the loss or deterioration of our channel partnerships and other relationships influencing our sales execution;
•
changes in customers' budgets and in the timing of their purchasing decisions, including seasonal buying patterns for IT spending;
•
the timing and success of new product introductions by our competitors and by us;
•
reputational harm as a result of actual, perceived or purported significant security breaches or incidents impacting, or technological failures, disruptions or difficulties with, our internal networks, systems or data, or our platform and our products;
•
changes in the legislative or regulatory environment affecting our platform or customers' use of our platform;
•
fluctuations in stock-based compensation expense;
•
foreign exchange gains and losses related to operating expenses incurred and any sales denominated in currencies other than the U.S. dollar;

•
costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•
our ability to control costs, including our operating expenses;
•
the collectability of receivables from customers and channel partners, which may be hindered or delayed if these customers or channel partners experience financial distress;
•
economic conditions specifically affecting industries in which our customers participate;
•
natural disasters or other catastrophic events; and
•
litigation-related costs, settlements, or adverse litigation judgments.

Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows.

The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of industry or financial analysts. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If we do not effectively develop and expand our sales and marketing capabilities, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.

To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales forces. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities, particularly in the United States. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling security, networking, and analytics solutions requires particularly talented sales personnel with the ability to communicate the transformative potential of our platform and products. These requirements are heightened as the number and variety of products we offer increases, and in recent periods we have invested significantly in training and recruiting sales personnel to effectively sell our expanding portfolio of products. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining enough talented sales personnel in both the U.S. and international markets.

New hires require significant training and may take significant time before they achieve full productivity. As a result, our new hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain enough qualified individuals in the future. As a result of our rapid growth, a large percentage of our sales and marketing team is new to our company and selling our platform and products, and therefore this team may be less effective than our more seasoned employees. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense.

The length and unpredictability of the sales cycle for our platform and products makes it difficult to identify a regular cadence to our sales. We and our channel partners are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our platform and products. Customers often view the purchase of our platform and products as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our platform and products, as well as those of our competitors, prior to purchasing our platform and products. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In 2023, we achieved FedRAMP High certification, and given our limited experience with selling to the government, any sales to government entities could require particularly significant investments of time and expense. In addition, the impact of macroeconomic conditions could materially and adversely affect our business, results of operations and financial condition by reducing sales, lengthening sales cycles and lowering prices for our platform and products. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which ultimately may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•
the discretionary nature of purchasing and budget cycles and decisions;
•
lengthy purchasing approval processes;
•
the evaluation of competing products during the purchasing process;
•
the time, complexity, and expense involved in replacing existing solutions;
•
announcements or planned introductions of new products, features, or functionality by us or our competitors;
•
the practice of large enterprises often driving their purchasing cycles based on internal factors rather than marketing cycles; and
•
evolving functionality demands.

Our sales force develops relationships directly with our customers, and together with our channel account teams, works with our channel partners on account penetration, account coordination, sales and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. As a result, it is difficult to predict whether and when a sale will be completed.

If our efforts in pursuing sales and customers are unsuccessful, or if our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, operating results, and financial condition.

We recognize most of our revenue ratably over the term of our agreements with customers and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results and may be difficult to discern.

Our platform and products are sold under a subscription model, with typical terms of one to three years. Our business, results of operations, and financial condition could be materially and adversely affected if we fail to successfully manage our subscription model, which depends upon our ability to, among other things, properly price our subscription-based arrangements, maintain systems and processes to properly account for and administer subscriptions, deliver our platform and products, retain our customers, and further develop or acquire related technologies and infrastructure.

We recognize most of our revenue ratably over the terms of our agreements with customers. As a result, a portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new subscription sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue. Earlier this year, we shifted more of our business to annual billing of multi-year contracts. As a result, we expect our growth rate of billings and deferred revenues to decline in subsequent quarters, and we may experience negative growth in billings or deferred revenue in certain quarters in the future. Accordingly, the effect of downturns or upturns in market acceptance of our platform and products, in new sales and our rate of renewals may not be fully reflected in our results of operations until future periods. Although our contracts are generally non-cancellable, customers could request to cancel existing arrangements under certain circumstances, which would adversely impact our results of operations.

We expect to continue to invest in research and development, sales and marketing, network infrastructure, general and administrative functions, and other areas to grow our business. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Such costs are generally expensed as incurred (with the exception of sales commissions and certain research and development costs), as compared to the corresponding revenue, substantially all of which is recognized ratably in future periods. As a result, we are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may develop more slowly, or may be lower, than we expect, which could adversely affect our operating results.

We face intense competition in our market, both from larger, well-established companies and from emerging companies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.

The market for security, networking, and analytics is intensely competitive and is characterized by constant change and innovation. We face competition from large, well-known companies that offer security, networking, and/or analytics within their product portfolios, and vendors with whom we have not traditionally competed but who may either introduce new products or incorporate features into existing products that compete with our platform and products. Our primary competitors include companies such as Broadcom, Cisco, Fortinet, Palo Alto Networks, and Zscaler. We consider the following types of companies our competitors or potential competitors:

•
independent IT security vendors, which offer a mix of network and/or security products;
•
large networking and other vendors that offer security appliances and/or incorporate security capabilities into their networking products and other services;
•
companies with point solutions that compete with some of the features of our platform and products, such as proxy, firewall, cloud access security broker, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing, and virtual private network; and
•
other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our platform and products.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•
greater name recognition, longer operating histories and larger customer bases;
•
larger sales and marketing budgets and resources;
•
broader distribution and established relationships with channel partners and customers;
•
greater customer support resources;

•
greater resources to make acquisitions and enter into strategic partnerships;
•
lower labor and research and development costs;
•
larger and more mature intellectual property rights portfolios; and
•
substantially greater financial, technical and other resources.

Our competitors may be successful in convincing IT decision makers that legacy appliance-based security, networking, and analytics solutions or hybrid cloud solutions based on legacy technology are sufficient to meet their security, networking, and analytics needs and provide security, networking, and analytics performance that competes with our platform and products. Our competitors may also seek to extend or supplement their existing offerings to provide security, networking, and analytics solutions that more closely compete with our offerings. Further, many organizations have invested substantial personnel and financial resources to design and operate their appliance-based networks and have established deep relationships with appliance vendors. As a result, these organizations may prefer to purchase from their existing suppliers rather than add or switch to a new supplier.

Some of our larger competitors have substantially broader and more diverse product and services offerings, which may allow them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform and products, including through selling at zero or negative margins, offering free services and other concessions, bundling products or maintaining closed technology platforms. Many competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market more quickly than we can or to convince organizations that these limited products meet their needs.

In addition, merger and acquisition transactions in the technology industry continue to occur, particularly transactions involving cloud-based technologies. Accordingly, there is a greater likelihood that we will compete with other large technology companies in the future. Some of our competitors have made acquisitions or entered into strategic relationships to offer a more comprehensive product than they individually had offered. Companies and alliances resulting from these possible consolidations and partnerships may create more compelling product offerings and be able to offer more attractive pricing, making it more difficult for us to compete effectively. In addition, continued industry consolidation may adversely impact customers' perceptions of the viability of small and medium-sized technology companies and consequently their willingness to purchase from those companies.

New start-up companies that innovate and competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our platform and products, and our business could be materially and adversely affected if such technologies or products are widely adopted. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors would adversely affect our business, results of operations, and financial condition.

If we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high levels of service, adequately address competitive challenges or maintain our corporate culture, and our business, results of operations, and financial condition would be harmed.

Our business has experienced significant growth and is becoming increasingly complex. As our operations have expanded, we have increased our global workforce and broadened the geographic footprint in which we operate. We have also continued to grow our customer base and the number of markets in which we serve customers. We expect this growth to continue. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources and management team. To effectively manage this growth, we have made, and plan to continue to make, substantial investments to improve our operational, financial, and management controls, as well as our reporting systems and procedures. Our success will depend in part on our ability to manage this complexity effectively without undermining our corporate culture, which we believe has been central to our success. These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of our platform and key business systems and comply with the rules and regulations applicable to public companies could be impaired, the quality of our platform and products could suffer and we may not be able to adequately address competitive challenges.

As our customer base continues to grow, we likely will need to expand our professional services and other personnel, and maintain and enhance our existing partner network, to provide a high level of customer service. We also will need to effectively manage our direct and indirect sales processes as the number and type of our sales personnel and channel partners continue to grow and become more complex, particularly to the extent we continue to expand into new geographies and vertical markets. This complexity is further driven by the number of products offered through our platform and the various ways in which we sell our platform and products, including on a per subscription or bundled basis. If we do not effectively manage the increasing complexity of our business and operations and the integration of new products, features and functionality added to our platform, the quality of our platform, products, and customer service could suffer and we may not be able to compete effectively. These factors could impair our ability, and our channel partners' ability, to attract new customers, retain existing customers, expand our customers' use of our platform and products, and continue to provide high levels of customer service, all of which would adversely affect our reputation, overall business, results of operations, and financial condition.

In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. In the past we have, and in the future we may, restructure or reduce our workforce to align people, roles and projects to our strategic priorities. Any restructuring, reduction or realignment in the workforce has the potential to negatively impact employee morale or make it more difficult to attract and retain talent. As we continue to grow, or if we undertake future restructuring efforts, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult by our hybrid work environment, and most of our employees continue to work from home on a full time or part time basis. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate, operate effectively, and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, support and retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, results of operations, and financial condition.

Seasonality may cause fluctuations in our sales and results of operations.

Historically, we have experienced seasonality in sales, as we typically experience a higher percentage of our sales to new customers and renewal subscriptions with existing customers in the fourth quarter of our fiscal year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, as well as the timing and structure of our sales compensation programs. Because our contracts typically provide for annual up-front payments, this seasonality is reflected in changes to our deferred revenue and remaining performance obligations. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that we recognize subscription revenue ratably over the term of the subscription, which is generally one to three years. We expect that this seasonality will continue to affect our sales and results of operations in the future and might become more pronounced as we continue to target larger enterprise customers. We expect that seasonality may also reduce our ability to predict cash flow and optimize the timing of our operating expenses.

If we are not able to maintain and enhance our brand or reputation as an industry leader and innovator, our business, results of operations and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation as a leader and innovator in the market for security, networking, and analytics is critical to our relationship with our existing customers and channel partners and our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality products, functionalities and features, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reports evaluating our products, as well as those of our competitors, and the perception of our platform and products in the marketplace may be significantly influenced by these reports. If these reports are negative, or less positive as compared to those of our competitors, our reputation may be adversely affected. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with our platform and products as implemented by our channel partners or with the implementation generally. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and vertical markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and reputation, the demand for our platform and products may decline, and our business, results of operations and financial condition may be adversely affected.

Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business, results of operations and financial condition.

Historically, we have derived a significant portion of our revenue from outside the United States. During the nine months ended October 31, 2025, EMEA and APJ contributed 25% and 19% of our revenue, respectively, representing 36% and 31% year-over-year growth. As of October 31, 2025, approximately 66% of our full-time employees were located outside of the United States. We have offices in the United Kingdom, France, Spain, India, Taiwan, and other locations. We also host our network of data centers in more than 75 unique regions with more than 200 localization zones globally. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international operations will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

•
political, economic and social uncertainty or international conflict;
•
unexpected costs for the localization of our platform and products, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•
greater difficulty in enforcing contracts and accounts receivable collection, and longer collection periods;
•
reduced or uncertain protection for intellectual property rights in some countries;
•
greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;
•
greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, anti-bribery laws, export and import control laws, trade and economic sanctions and any applicable trade regulations ensuring fair trade practices;
•
requirements to comply with foreign laws and regulations relating to privacy, data protection, cybersecurity and information security and the risks and costs of noncompliance;
•
increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•
difficulties in complying with laws and regulations relating to AI and ML or applicable to specific industries such as finance;
•
greater difficulty in identifying, attracting and retaining local qualified personnel, and the costs and expenses associated with such activities;
•
differing employment laws and practices, and labor relations issues;
•
difficulties in managing and staffing international offices and increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•
fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business and related impact on sales cycles; and
•
the impact of natural disasters and catastrophic events on customers, partners, suppliers, employees, and the global economy.

As we continue to develop and grow our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these risks. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business.

We rely on a limited number of vendors and suppliers globally for certain equipment, software, and services that we use to operate our platform and products, and any disruption, whether as a result of tariffs or otherwise, in the availability or price of such equipment, software, and services could increase our expenses or delay our ability to expand or increase the capacity of our global data center network or otherwise operate our business.

We rely on a limited number of vendors and suppliers globally for certain of the equipment, software and services we use to operate our global data center network and provide our platform and products to our customers, including sole or limited sourced hardware, software and SaaS services. Our reliance on these vendors and suppliers exposes us to risks, including reduced control over costs and constraints based on the then-current availability, terms and pricing offered by these vendors and suppliers. For example, we generally purchase equipment or the components of equipment on a purchase order basis, and do not have long-term contracts guaranteeing supply. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry, trade policy, or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our platform and products. While global economic conditions have not had a material impact on our supply chain to date, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. For instance, there is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. The availability or price of such components may also be impacted by global trade policy, including the introduction or modification of tariffs affecting such components. For example, the current U.S. presidential administration has recently imposed tariffs on countries globally. If our supply of certain components is disrupted or delayed, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all. Concentration among the vendors who host our co-located data centers may also increase our costs and exposure to business disruptions arising from our relationships with such vendors, including in the event that such vendors experienced a material service interruption or in the event that we are unable to renew our agreements with such vendors on terms that are favorable to us, if at all. Any disruption or delay in access to components, critical software and services that we use to operate our business may increase our costs, delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, or cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.

Adverse economic conditions or reduced security, networking, or analytics spending may adversely impact our revenue and profitability.

Our operations, performance and growth depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on security, networking, and analytics. Our business depends on the overall demand for security, networking, and analytics and on the economic health and general willingness of our current and prospective customers to purchase our platform and products. A broad reduction in security, networking, or analytics spending would have a material impact to our business.

The United States and the global economy have in the past few years experienced high levels of inflation. While inflation rates have recently moderated, the existence of inflation in the U.S. and global economy and the pricing pressure created by rising inflation in prior periods has resulted, and may continue to result, in high interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Elevated inflation rates can affect our expenses, especially employee compensation. In addition, rising interest rates could adversely affect the value of our investments and cash on hand and increase our borrowing costs. Inflation and related increases in interest rates could also increase our customers' operating costs, which could result in reduced security, networking, or analytics budgets, less demand for our platform and products, or delays in new orders, renewals or payments due to us. Because our customer contracts have typical terms of one to three years and are generally billed annually in advance, whereas our expenses in delivering cloud security platform are generally expensed as incurred, our ability to adjust our pricing in a timely manner in response to inflation or other macroeconomic conditions is limited.

Governments have implemented and are implementing fiscal policy interventions in response to high levels of inflation, including raising interest rates or keeping them at elevated levels. These interventions may also reduce economic growth rates, create recessions and increase unemployment rates. This could have an adverse effect on our consolidated financial condition and results of operations. For example, if our customers were to reduce their IT budgets or workforces in response to deteriorating economic conditions, they may not purchase or renew subscriptions for our platform and products or may renew for fewer products or users.

In addition, we or our customers may be affected by changes in trade policies, treaties, government regulations, and tariffs, as well as geopolitical volatility. For example, uncertainty as to the impact of the imposition of tariffs on certain countries by the current U.S. presidential administration, as well as any potential retaliatory measures by impacted trade partners, could adversely impact trade relations, result in higher costs, and thereby decrease the purchasing power of our customers, which could delay purchasing decisions, impact payment terms and collections, increase pressure on us to provide discounts, and create general market instability. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, and our ability to sell our products or deliver services in certain jurisdictions, which could have an adverse impact on our operating results.

The impact of economic conditions, including the ongoing effects of inflation, high interest rates, trade policy, and regional or global recessions could materially and adversely affect our business, results of operations and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for our platform and products.

Our ability to maintain customer satisfaction depends in part on the quality of our customer support, including the quality of the support provided on our behalf by certain channel partners. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operations, and financial condition.

If we do not provide high quality support to our customers, our ability to renew subscriptions, increase the number of users and sell additional products to customers may be adversely affected. We believe that successfully delivering our platform and products requires a highly skilled level of customer support and engagement. We or our channel partners must assist our customers to deploy our platform and products, resolve performance issues, address interoperability challenges with a customer's existing network and security infrastructure and respond to security threats and cyberattacks. Many enterprises, particularly large organizations, have very complex networks and require high levels of focused support to fully realize the benefits of our platform. Any failure by us to maintain the expected level of support could reduce customer satisfaction and hurt our customer retention, particularly with respect to our large enterprise customers. Additionally, if our channel partners do not provide support to the satisfaction of our customers, particularly with implementation of our platform and products, we may be required to supplement their customer support ourselves, which would require us to hire additional personnel and to invest in additional resources. We may not be able to hire such resources fast enough to keep up with demand, particularly if the sales of our platform exceed our internal forecasts. We may also not be successful in our efforts to fully onboard new hires and provide adequate training to our employees, many of whom continue to work remotely. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers' satisfaction with our platform could be adversely affected. We currently rely in part on contractors provided by third-party service providers internationally to provide support services to our customers, and we expect to expand our international customer service support team to other countries. Any failure to properly train or oversee such contractors could result in a poor customer experience and an adverse impact on our reputation and ability to renew subscriptions or engage new customers. Furthermore, as we sell our platform and products internationally, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could materially harm our reputation, adversely affect our ability to sell our platform and products to existing and prospective customers and could harm our business, results of operations, and financial condition.

Our success depends on the experience and expertise of our senior management team and key employees, particularly our co-founder and Chief Executive Officer, and if we are unable to hire, retain, train, and motivate our personnel, our business, operating results, and prospects may be harmed.

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and key employees, including our leadership team, engineers, product managers, sales and marketing personnel, and professional services personnel. In particular, we are highly dependent on the services of Sanjay Beri, our co-founder and Chief Executive Officer, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. Our future success will also depend upon our continued ability to identify, hire, and retain additional skilled and highly qualified personnel, which will require significant time, expense, and attention. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel.

The majority of our employees, including all of our officers and key employees, are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of one or more members of our senior management team, particularly if closely grouped, could adversely affect our ability to execute our business plan and thus, our business, operating results, and prospects. We do not maintain key man insurance on any of our officers or key employees, and we may not be able to find adequate replacements.

Competition for well-qualified employees in all aspects of our business, including sales, professional services, network engineering, and software engineering, is intense. We have from time to time experienced, and may in the future have, difficulty hiring and retaining employees with appropriate qualifications, and many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from our competitors or other companies, these employees' former employers may attempt to assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which may reduce their motivation to continue to work for us. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we are unable to hire, retain, train, and motivate our personnel, our business, operating results, and prospects may be harmed.

We have limited experience with our pricing models, and changes in our subscription or pricing models could adversely affect our business, financial condition, and results of operations.

We generate revenue primarily from subscriptions to our platform and products, together with related support services. We offer subscription plans that combine multiple products, and also offer separate subscriptions to individual products and platform functionalities. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products. As the markets for our products mature, as we enter into newer product markets for our business, or as competitors introduce new products or services that compete with ours, we may adjust our subscription or pricing models (including changing the timing of customers' payments over the course of their subscriptions) or promotional programs. Any decrease in the sales prices for access to our platform and products, without a corresponding decrease in costs or increase in sales volume, would adversely affect our revenue, gross margin, financial condition, and cash flow.

We also have limited experience in determining which products and functionality to offer as part of our subscription plans and which to offer as separate products. Our limited experience in determining the optimal manner in which to bundle our various products and functionalities could reduce our ability to capture the value delivered by our offerings, which could adversely impact our business, results of operations, and financial condition.

We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service and our business could suffer.

Our customer agreements contain service level commitments, which contain specifications regarding the availability and performance of our platform and products. Any failure of or disruption to our infrastructure could impact the performance or availability of our platform and products. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform and products, we may be contractually obligated to provide affected customers with service credits for future subscriptions, and, in certain cases, refunds. In addition, the limitation of liability provisions in our customer agreements may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. We have at times made payments or issued customers credits arising under our service level commitments. Our reputation could be adversely affected, and our revenue, other results of operations and financial condition could be harmed, if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers, particularly if such issues are widespread.

Our future growth depends, in part, on sales to government entities, which are subject to a number of challenges and risks.

We derived approximately 10% and 10%, respectively, of our revenue from sales of our platform and products to federal, state, local, and foreign governments and public universities in fiscal 2024 and fiscal 2025, and a part of our growth strategy is to pursue successful procurement of government and other public sector contracts. Factors that could impede our ability to maintain or increase the amount of revenue derived from the public sector include:

•
changes in fiscal or contracting policies;
•
decreases in overall levels of government spending or available government funding;
•
changes in government programs or applicable requirements;
•
the adoption of new laws or regulations or changes to existing laws or regulations; and
•
delays or changes in the government appropriations or other funding authorization processes, including government shutdown

The occurrence of any of the foregoing could cause governments, governmental agencies, and others in the public sector to delay or refrain from purchasing our platform and products or otherwise have an adverse effect on our business, operating results, and financial condition.

Additionally, the sale of our platform and products to the public sector is tied to budget cycles, and there are government requirements and authorizations that we may be required to meet. Further, we may be subject to audits and investigations relating to the contracts we enter into with the public sector, and violations could result in penalties and sanctions, including contract termination, refunding or forfeiting payments, fines and suspension, or debarment from future public sector business. Selling to these entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense. Public sector entities often require contract terms that differ from our standard arrangements and impose additional compliance requirements, require increased attention to pricing practices, or are otherwise time consuming and expensive to satisfy. For example, some of our government entity customers contract with us on the basis of our authorization under FedRAMP, which has in the past required and may in the future require us to undertake additional actions and expense to ensure compliance. Public sector entities may also have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience, for lack of funding, or due to a default, and any such termination may adversely impact our future results of operations. If we represent that we meet certain standards, authorizations (such as FedRAMP), or requirements and do not meet them, or if such authorizations are suspended or revoked, we could be subject to increased liability from our customers, investigation by regulators, or termination rights. Even if we do meet them, the additional costs associated with providing our service to public sector entities could harm our margins. Moreover, changes in underlying regulatory requirements could be an impediment to our ability to efficiently provide our service to public sector customers and to grow or maintain our customer base. Any of these risks related to contracting with public sector entities could adversely impact our future sales and results of operations or make them more difficult to predict.

Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our results of operations, financial condition, and prospects.

In the future, we expect that our business strategy may include acquisitions of other companies, products, and technologies. As a function of the industry in which we operate, we may acquire development stage companies that are not yet profitable, and that require continued investment, which could adversely affect our results of operations and liquidity as well as our ability to meet expectations or financial guidance, particularly if such expectations or guidance predate such acquisitions. Development stage companies generally involve a higher degree of risk as compared to later stage companies and have not been proven, require additional capital to develop, and typically do not generate enough revenue to offset increased expenses associated therewith. We also may enter into other strategic relationships with other businesses, which could involve joint ventures, preferred or exclusive licenses, additional channels of distribution, or investments in other companies.

Identifying candidates for strategic transactions can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified strategic transactions. The risks we face in connection with strategic transactions include:

•
an acquisition may negatively affect our operating results or balance sheet because it may require us to incur charges or assume substantial levels of debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any company that we acquire;
•
a strategic transaction may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;
•
an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•
we may encounter difficulties in, or may be unable to, successfully sell any acquired products;
•
our use of cash in strategic transactions would limit other potential uses for our cash;
•
if we incur debt to fund any strategic transactions, such debt may subject us to material restrictions on our ability to conduct our business; and
•
if we issue a significant amount of equity securities in connection with future strategic transactions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could adversely affect our business, results of operations, and financial condition.

If we are unable to effectively manage certain risks and challenges related to our operations in India and Taiwan, our business could be harmed.

We believe that our significant presence in India and Taiwan provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of October 31, 2025, 28% of our global work force was based in India and 8% of our global work force was based in Taiwan, comprised mostly of R&D, support and operations professionals. Wage costs in India and Taiwan for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India and Taiwan are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals at a faster rate. There is intense competition in India and Taiwan for skilled technical professionals, and we expect this competition to increase. As a result, we may be unable to retain our current employee base in India and Taiwan or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low economic growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India and Taiwan operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or financial reporting standards or interpretations change, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the fair value allocation of multiple performance obligations in revenue recognition, the assumptions underlying the fair value used for equity-based compensation expense, the fair value of our Convertible Notes and estimated useful lives, and impairment of intangible assets and goodwill arising from business combinations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Additionally, changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our operating results or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.

GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.

We rely on third parties for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third parties to provide many essential financial and operational services to support our business. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, and could adversely affect our reputation.

We track certain business and operational metrics, which are subject to inherent challenges in measurement, and actual or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.

We track certain business and operational metrics, including metrics such as NRR, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including any metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Investors should not place undue reliance on these metrics as an indicator of our future or expected results. If investors or analysts do not perceive any metrics we publicly disclose to be accurate representations of our business, or if we discover material inaccuracies in such metrics, our reputation, business, results of operations, and financial condition would be harmed.

Our estimated market opportunity and forecasts of our market and market growth may prove to be inaccurate. Moreover, even if our estimate of the market size is accurate, there can be no assurance that we will serve a significant portion of the market, and even if our estimated market opportunity achieves the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

Our estimated market opportunity and growth forecasts included in this Quarterly Report on 10-Q relating to our market opportunity and the expected growth in those markets are subject to significant uncertainty and are based on assumptions and estimates, which may prove to be inaccurate. The markets for cloud-based security, networking, analytics, and AI security are at an early stage and are rapidly evolving. As a result, the size and future growth of these markets are difficult to accurately estimate and subject to change. In addition, third-party estimates of our addressable markets reflect the opportunity available from all participants and potential participants, and we cannot predict with precision our ability to address this demand or the extent of market adoption of our platform and products.

Moreover, the market segments we are targeting may grow at different rates. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable businesses covered by our market opportunity estimates will purchase our products or generate any particular level of revenue for us. Any expansion in our market opportunity depends on a number of factors, including the cost, performance, and perceived value associated with our products and the products of our competitors. Moreover, even if this market meets our size estimate and experiences the forecasted growth, there can be no assurance that our business will serve a significant portion of this market, and we may not grow our business at a similar rate or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our estimated market opportunity and the forecasts of market growth included in this Quarterly Report on 10-Q should not be taken as indicative of our future growth.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our sales contracts are primarily denominated in U.S. dollars, and therefore, most of our revenue is not subject to foreign currency risk. However, in the event of a strengthening of the U.S. dollar against foreign currencies in which we conduct business, the cost of our products to our end-customers outside of the United States would increase, which could lead to a decline in the demand for our platform and products, which could, in turn, adversely affect our financial condition and operating results. The deterioration of currencies in which our customers do business could also increase the likelihood of non-payment and result in requests for concessions or cancellations by customers having significant exposures to such currencies. In addition, increased international sales in the future, including through our channel partners and other partnerships or as a result of our acquisitions, may result in increased foreign currency denominated sales, increasing our foreign currency risk.

Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected.

If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be materially and adversely affected. Further, unanticipated changes in currency exchange rates may result in poorer overall financial performance.

We are exposed to the credit and liquidity risk of our customers, and to credit exposure in weakened markets, which could result in material losses.

Our sales are made on an open credit basis, according to agreed upon payment terms or contractual billing schedules. Such payment terms or billing schedules subject us to risk of non-payment by our customers, including as a result of insolvency.

Our exposure to the credit risks described above may increase if our customers are adversely affected by a global economic downturn or periods of economic uncertainty. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed. In addition, in the past, we have experienced non-material losses due to bankruptcies among customers. If these losses increase due to global economic conditions, they could harm our business and financial condition.

Risks Related to Our Technology and Our Intellectual Property Rights

If we fail to obtain, maintain, protect, defend, or adequately enforce our intellectual property or proprietary rights, our competitive position could be impaired, and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights.

We believe our intellectual property and other proprietary rights are an essential asset of our business, and our success and ability to compete depend in part upon protection of our intellectual property and proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights, all of which provide only limited protection. We endeavor to protect our intellectual property and proprietary rights by relying on foreign, federal, state, and common law rights; implementing physical, operational, and managerial protections of our confidential information; and entering into contracts providing for confidentiality obligations, assignment of inventions, licenses of intellectual property and similar contractual terms. The prosecution, defense, enforcement, protection, and maintenance of registrations and applications for registration of intellectual property and proprietary rights require significant resources. Given the costs and expenses of obtaining, maintaining, protecting, exploiting, defending, and enforcing our intellectual property rights, we may choose not to obtain, maintain, protect, exploit, defend, or enforce certain intellectual property rights that later turn out to be important.

The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective, and our intellectual property and proprietary rights may be held invalid or unenforceable. Moreover, we cannot assure you that any patents will be issued with respect to our currently pending patent applications in a manner that gives us adequate defensive protection or competitive advantages, or that any patents issued to us will not be challenged, invalidated or circumvented. We have filed for patents in the United States and in certain non-U.S. jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Moreover, we may need to expend additional resources to defend our intellectual property rights in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Our currently issued patents and any patents that may be issued in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Additionally, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and to maintain issued patents. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, it could materially harm our business, operating results, financial condition and prospects.

We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. In addition, our intellectual property may be stolen, including by cybercrimes, and we may not be able to identify the perpetrators or prevent the exploitation of our intellectual property by our competitors or others. Protecting against the unauthorized use of our intellectual property rights, technology and other proprietary rights is expensive and difficult, particularly outside of the United States. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management's attention, either of which could harm our business, operating results and financial condition. Further, attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. The inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, financial condition and prospects. Even if we are able to secure our intellectual property rights, we cannot assure you that such rights will provide us with competitive advantages or distinguish our platform and products from those of our competitors or that our competitors will not independently develop similar technology, duplicate any of our technology, or design around our patents.

While it is our policy to require our employees, contractors, and other parties with whom we conduct business who may be involved in the conception or development of intellectual property for us to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Additionally, any such assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Further, although it is our policy to enter into confidentiality agreements with employees and third parties to protect our trade secrets and other proprietary rights, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets, confidential information, software, or other proprietary technology and, even if entered into, these agreements may otherwise fail to effectively prevent disclosure of our proprietary or confidential rights, information, or technologies, may be limited as to their term, or may not provide an adequate remedy in the event of unauthorized disclosure, misappropriation, use, or other violation of our trade secrets, confidential information, and other proprietary rights or technologies.

Our use of AI and ML, and the integration of AI and ML within our platform and products, may not be successful and may present business, compliance, and reputational challenges, which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could adversely affect our business, results of operations, and financial condition.

We have incorporated, and expect to continue to incorporate, AI and ML into our platform and products. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our platform and products to help ensure that AI and ML are implemented responsibly in order to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption and use. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, quickly-evolving legal and regulatory environments and evolving industry standards and policy recommendations relating to social and ethical issues related to AI and ML, may cause us to incur increased research and development or compliance costs or divert resources from development or other efforts. The use of AI and ML technologies presents emerging ethical issues that could become controversial. As a result of these and other challenges associated with our use, development, and implementation of AI and ML, we may in the future be subject to new and evolving rules and regulations regulating AI in various jurisdictions, such as the European Union's Artificial Intelligence Act and state legislation proposed, and in certain cases enacted, in the U.S. addressing AI, new and evolving applications of data protection, privacy, cybersecurity, information security, intellectual property and other laws, legal claims, demands and liability, regulatory investigations and other proceedings, competitive harm, and brand or reputational harm.

Our ability to introduce new security, networking, and analytics products, features, and functionality is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively, and our business and results of operations may be harmed.

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. To remain competitive, we must continue to offer new security, networking, and analytics products, features, and functionalities and enhancements to our platform and products. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market, is essential. We may be unable to develop products, features, and functionality internally due to certain constraints, such as high employee turnover, lack of management ability, or a lack of other research and development resources. Further, many of our competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may partner with or be acquired by larger companies resulting in the devotion of greater resources to our competitors' research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors, and our business, results of operations, and financial condition could be adversely affected. Moreover, our research and development efforts may not successfully anticipate market needs or result in significant new marketable products or enhancements to our platform and products, design improvements, cost savings, revenues, or other expected benefits. Any new products, features, or functionalities that we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to generate an adequate return on such investments, we may not be able to compete effectively, and our business and results of operations may be adversely affected. There can be no assurance that we will successfully identify opportunities for new products, develop and bring new products to market in a timely manner, achieve market acceptance of our platform and products, or that products and technologies developed by others will not render our platform, products, and technologies obsolete or noncompetitive.

If the global network of data centers that deliver our platform and products was damaged or otherwise failed to meet the requirements of our business, our ability to provide our platform and products to our customers and maintain the performance of our platform and products could be negatively impacted, which could cause our business to suffer.

We currently host our platform and products and serve our customers from a global network of over 120 data centers. While we have electronic access to the components and infrastructure of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as a lack of adequate support for our data center operations due to reasons that are outside of our direct control. Our data centers are vulnerable to damage and connections to our data centers may be interrupted by a variety of sources, including earthquakes, floods, fires, power loss, system or infrastructure failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events, some of which may be exacerbated by the effects of climate change. Our data centers may also be subject to national or local administrative actions; changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the current conflict between Russia and Ukraine; changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our platform and products, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.

If our internal networks, systems or data are or are perceived to have been breached, our platform and products may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.

Cyber attacks or other cybersecurity breaches, incidents, or disruptions with respect to our networks, systems, or applications, including loss or unavailability of, or unauthorized access to, or disclosure or other processing of, our proprietary, confidential, or sensitive information, including personal information, could disrupt our operations, compromise sensitive information related to our business or personal information processed by us or on our behalf, and expose us to liability, which could harm our reputation and adversely affect our business, results of operations, and financial condition. It is virtually impossible for us to entirely mitigate the risk of breaches of our platform or other security incidents affecting our platform or our internal systems, networks or data. As we grow, we may become a more attractive target for cyber attacks. Our security, networking, and analytics products analyze and otherwise process proprietary and confidential information, including personal information. Companies in our industry are subject to a wide variety of attacks on their networks and systems. As a well-known provider of security, networking, and analytics, we pose an attractive target for such attacks, and as our footprint grows larger, we may become an even more attractive target for cyber attacks. We have previously experienced, and may in the future experience, various attempts to access or disrupt our networks, systems, and applications. For example, in February 2023, we experienced a significant denial of service attack, which was mitigated within hours but temporarily impacted performance and some services. We face threats from a variety of sources, including sophisticated nation-state and nation-state supported actors, cyber criminals, terrorists, and politically motivated groups or individuals that pose risks to our networks and systems, our platform, our third-party service providers, and our customers' systems and the proprietary, confidential, or sensitive information, including personal information processed by us or on our behalf. The growth in state sponsored cyber activity, including those actions taken in connection with the current conflict between Russia and Ukraine, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our platform or to prevent breaches and other security incidents affecting our platform, internal networks, systems or data. Further, we may be unable to remediate or otherwise respond to any identified breach or other incident in a timely manner.

The nature of the attacks perpetrated against us may include, among others, theft of sensitive information, exploitation of our platform and products as part of a supply chain attack against our customers, distributed denial of service attacks, manipulation of data, ransomware, or others. Any of these attacks, if successful, can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. We currently expend significant, and may in the future be required to expend significantly more, capital and financial resources to protect against any such threats or to alleviate problems caused by breaches in security.

Moreover, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be increasingly difficult to integrate companies into our IT environment and security program successfully, or at all.

Despite significant efforts to create security barriers to safeguard against such threats, it is impossible for us to entirely mitigate these risks. Despite our security measures, our and our third-party service providers' IT and infrastructure may be vulnerable to security risks, including loss or theft of, damage to, or unauthorized access to, use, disclosure or other processing of proprietary information or other customer data, employee error or misconduct, denial of service attacks, and other means to disrupt our platform or our or our service providers' networks and systems, and hacking attacks or other cyber attacks originated from our infrastructure. The security measures we have integrated into our internal networks, systems and platform, which are designed to detect unauthorized activity and help protect our proprietary, confidential, or sensitive information, including personal information, and to help prevent data loss and prevent or minimize security breaches, incidents, or disruptions, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, generally are not recognized until launched against a target, and may be difficult to discover for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. For example, threat actors may leverage emerging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, increase the frequency or intensity of attacks, and increase the difficulty of threat attribution and remediation. Such cyber attacks and other cybersecurity breaches, incidents, or disruptions may continue to evolve in frequency and sophistication, and we may be unable to anticipate these techniques and implement adequate preventative, detection, mitigation or other measures.

If an actual or perceived breach of security occurs with respect to, or an actual or perceived security incident impacts, us or any of our third-party service providers, whether as result of third-party action, employee error, malfeasance, or otherwise, the market perception of the effectiveness of our security measures could be harmed, our brand and reputation could be impacted, we could lose potential sales and existing customers, our ability to operate our business could be impaired, we could be subject to claims, demands and litigation, regulatory audits, investigations, enforcement actions and other proceedings, additional reporting requirements, and restrictions on data processing, and we may be subject to fines or penalties or otherwise incur significant liabilities. Some of our contracts may contain relatively high limitations of liability for such events, and even where they do, there can be no assurance that any such limitations of liability are or will be sufficient to protect us from liabilities, damages, or claims related to any such actual or perceived breaches or incidents. Further, our platform and products may be perceived as less desirable, which could negatively affect our business and damage our reputation. Our ability to retain existing customers, expand product adoption and penetration with our existing customers, and acquire new customers is dependent upon our reputation as a trusted provider of security, networking, and analytics. The importance of our reputation in retaining existing business and acquiring new business is heightened by our focus on enterprise customers. In addition, we have numerous customers that operate in highly-regulated industries in which our customers' data is considered particularly sensitive, such as financial services and healthcare. An actual or perceived security breach or incident could damage our relationships with customers, result in the loss of customers, and make it more challenging to acquire new customers, and such damage would likely be heightened in the event a network or security breach or incident occurred in the highly-regulated industries we serve.

Our operations involve analyzing and processing our customers' and other third parties' confidential and proprietary information, including, in some cases, personal information. We have legal and contractual obligations with respect to the confidentiality and use of such information. Security incidents impacting our platform or the systems of our third-party service providers could result in a risk of loss of, damage to, or unauthorized access to or acquisition, use, disclosure, or other processing of the information we process on behalf of our customers. Any such actual or perceived incident could require notification under applicable laws and regulations or other actual or asserted obligations to which we are or may become subject and could lead to claims, demands, and litigation, regulatory audits, investigations, enforcement actions, and other proceedings, and fines, penalties and other possible liability, damage our relationships with our existing customers, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation, and remediation expenses, and have a negative impact on our ability to attract and retain new customers. Furthermore, any such incident, including a breach of our customers' systems, could compromise our networks or networks secured by our platform and products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers' networks, and the information stored on or otherwise processed by our or our customers' systems could be accessed, disclosed, or otherwise processed without authorization, altered, lost, or stolen, which could subject us to liability and cause us financial harm. An actual or perceived breach of, or incident impacting, our networks, our customers' networks, those of our third-party service providers or other networks secured by our platform and products, whether or not due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in expenditure of significant resources in efforts to analyze, correct, eliminate, or work around errors or defects, delayed or lost revenue, delay in the development or release of new products, features, or functionalities, an increase in collection cycles for accounts receivable, damage to our brand and reputation, negative publicity, loss of channel partners, customers and sales, increased costs to remedy any problem, increased insurance expense, and costly litigation.

While we maintain insurance, our insurance may be insufficient to cover all liabilities incurred in relation to actual, perceived or purported security breaches or other security incidents. We also cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

In addition, if a high-profile security breach or incident occurs with respect to another security, networking, or analytics provider, our customers and potential customers may lose trust in the value of security, networking, and analytics solutions generally, including our platform and products, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our platform and products and could adversely affect our business, results of operations, and financial condition.

The actual or perceived failure of our platform and products to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, results of operations, and financial condition.

Our platform and products may fail to detect or prevent security breaches or incidents for any number of reasons. Our platform is complex and may contain performance issues that are not detected until after its deployment. We also provide frequent product, feature, and functionality updates and enhancements, which increases the possibility of errors, and our reporting, tracking, monitoring and quality assurance procedures may not be sufficient to ensure we detect any such defects in a timely manner. We have in the past identified, and may in the future identify, vulnerabilities in our platform and products, including due to reporting from bounty hunting programs. Even once identified, addressing vulnerabilities may require customers to take action to reconfigure their systems or our product implementation to resolve such vulnerabilities, and failure to timely take such actions may result in the perceived failure of our platform and products to perform satisfactorily. The performance of our platform can be negatively impacted by our failure to enhance, expand or update our platform, bugs, errors or defects in our software, improper classification of websites by our vendors who provide us with lists of malicious websites, improper deployment or configuration of our platform and products and many other factors.

In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target. There is a risk that our platform and products are unable to detect or prevent cyber threats until after our customers are impacted. The growth in state sponsored cyber activity showcases the increasing sophistication of cyber threats and dramatically expands the global threat landscape. Moreover, as our platform and products are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our platform and products or to target our systems. If this happens, our platform and products could be targeted by attacks designed to defeat our platform and products, disrupt our business, or create the perception that our platform and products is not capable of providing superior security, any of which could have a serious impact on our reputation as a provider of security, networking, and analytics. Further, high profile security breaches or incidents, whether actual, perceived, or purported, and in particular those of security, networking, or analytics providers, may cause our customers and potential customers to lose trust in security, networking, and analytics solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.

Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states or affiliated actors, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our platform and products, can address all possible attacks or other security threats, which are becoming increasingly frequent and sophisticated with the development of AI and ML, or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, or if this is perceived or purported to have occurred, such customer could be disappointed with our platform and products, regardless of whether our platform and products are intended to block the attack or other means of perpetrating the incident or would have done so if our platform was configured properly. Additionally, if any enterprise known to use our platform and products is the subject of an actual, perceived or purported cyberattack or security breach or incident that becomes publicized, our current or potential customers may look to our competitors for alternatives to our platform and products.

The limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from any or all claims under or as a result of federal, state, or local laws or ordinances, unfavorable judicial decisions in the United States or other countries, or otherwise. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management's time and other resources, and harm our reputation.

From time to time, industry or financial analysts and research firms test our products against other security products. Our platform and products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry or financial analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our platform and products do not provide significant value, our reputation and business could be materially harmed.

Any actual or perceived flaws in our platform or any actual, perceived or purported security breaches or other security incidents impacting our customers could result in:

•
a loss of existing or potential customers or channel partners;
•
delayed or lost sales and harm to our financial condition and results of operations;
•
a delay in attaining, or the failure to attain, market acceptance;
•
the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate or work around errors or defects, to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual, perceived or purported security breach or incident;
•
negative publicity and damage to our reputation and brand; and
•
legal claims and demands (including for stolen assets or information, repair of system damages, and compensation to customers and business partners), litigation, regulatory inquiries or investigations and other liability.

Any of the above results could materially and adversely affect our business, results of operations, and financial condition.

Additionally, with data security being a critical competitive factor in our industry, we make public statements in our policies, on our website, and elsewhere describing the security or performance of our platform and products. As a result, we may face claims, including claims of unfair or deceptive trade practices alleging these statements are not accurate, brought by the U.S. Federal Trade Commission, state, local or foreign regulators and private litigants.

Further, our platform and products may be used by customers or third parties that obtain access to or influence the uses of our products in ways viewed as objectionable or that could violate local law or regulation. For example, some jurisdictions impose content moderation requirements on the internet, and operation of our platform and products in such jurisdictions may require us to comply with or facilitate such content moderation or censorship. In other jurisdictions such as certain European nations, the use of certain of our product features to monitor user activities is prohibited by applicable data privacy regulations. The use of our platform and products to facilitate such activities could result in negative press coverage and negatively affect our reputation.

Interruptions, outages, or other disruptions affecting the delivery or use of our platform and products, or any of the third-party cloud-based systems that we use in our operations, may adversely affect our business, operating results, and financial condition.

Our continued growth depends in part on the ability of our existing customers and new customers to consistently access our platform and products at any time and within an acceptable amount of time. Any interruption or delay in the delivery of our platform and products will negatively impact our customers. One function of our platform and products is to enable secure connections to cloud-based applications and other destinations via the internet. Our customers depend on the continuous availability of our platform and products to access the internet, and our platform and products are designed to operate without interruption in accordance with our service level commitments. However, our platform and products are complex and may contain defects or errors that are not detected until after deployment. Further, some of our software and features are powered by ML and AI, which depend on datasets and algorithms that could be flawed, including through inaccurate, insufficient, outdated, or biased data. In addition, our ability to access certain third-party cloud or SaaS solutions, including those of our service providers and of our customers, is important to our operations and the delivery of our customer support and professional services. If we fail to timely detect defects or errors affecting deployment or use, or if our entire platform or individual products were to fail, customers and users could lose access to critical services and applications until such disruption is resolved or customers deploy disaster recovery measures to bypass our platform and products to access the internet. The adverse effects of any service interruptions on our reputation and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers expect continuous and uninterrupted service and have a low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, service disruptions and other performance problems due to a variety of factors.

The following factors, many of which are beyond our control, can affect the delivery and availability of our platform and products:

•
the development and maintenance of the infrastructure of the internet;
•
the performance and availability of third-party telecommunications services with the necessary speed, data capacity and security for providing reliable internet access and services;
•
decisions by the owners and operators of the data centers where our NewEdge network infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;
•
the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war, international conflicts (such as the current conflicts between Russia and Ukraine and in the Middle East) or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
•
cyberattacks, including denial of service attacks, targeted at, directed toward, or otherwise impacting us, our data centers, our global telecommunications service provider partners or the infrastructure of the internet;
•
government action to limit access to the internet or telecommunications services;
•
failure by us to maintain and update our cloud infrastructure to meet our traffic capacity requirements;

•
errors, defects or performance problems in our software, including those potentially introduced by our software updates and third-party software incorporated in our software, which we use to operate our platform;
•
improper classification of IP addresses used to provide our platform and products as malicious sites by customers or third party reputation services which result in access to or by our platform and products being restricted;
•
improper classification of websites by our vendors who provide us with lists of malicious websites;
•
improper deployment or configuration of our platform and products by us, our channel partners, or our customers;
•
the failure of our redundancy systems, in the event of a service disruption at one of our data centers, to provide failover to other data centers in our data center network; and
•
the failure of our disaster recovery and business continuity arrangements.

The occurrence of any of these factors, or if we are unable to efficiently and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively impact our relationship with our customers or otherwise materially harm our business, results of operations and financial condition.

In addition, we provide our platform and products through a cloud-based inline proxy, and some governments, third-party products, websites or services may block proxy-based traffic under certain circumstances. For example, vendors may attempt to block traffic from our platform and products or blacklist our IP addresses because they cannot identify the source of the proxy-based traffic. Our competitors may use this as an excuse to block traffic from their solutions or blacklist our IP addresses, which may result in our customers' traffic being blocked from our platform and products. If our customers experience significant instances of traffic blockages, they will experience reduced functionality or other inefficiencies, which would reduce customer satisfaction with our platform and products and likelihood of renewal.

We have experienced, and may in the future experience, service disruptions, outages, and other performance problems both in the delivery of our platform and products and in third-party SaaS solutions we use due to a variety of factors, including infrastructure changes, malicious actors, human or software errors, or capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If our platform and products or the third-party SaaS solutions we depend on are unavailable or if our customers are unable to access our platform and products within a reasonable amount of time or at all, our business would be negatively affected.

We host our platform and products primarily using our own dedicated private cloud infrastructure known as the NewEdge network. Although we have disaster recovery plans that utilize multiple locations, any incident affecting our infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, cyber attacks, terrorist or other attacks, public health issues, or other similar events could negatively affect our platform and products. A service disruption affecting our platform and products for any of the foregoing or other reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the NewEdge network, which would also likely require significant investments of time.

We also rely on third-party software to provide many essential financial and operational services to support our business. Some of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Interruptions, outages, or other disruptions affecting third-party SaaS solutions that we rely on can significantly impact our business, operating results, and financial condition. Such disruptions could cause operational delays, inefficiencies, and customer dissatisfaction, which could result in increased customer churn, revenue loss, and increased mitigation costs and potential penalties for not meeting service-level agreements. Frequent or significant disruptions could damage our reputation, making it harder to attract and retain customers. Additionally, service disruptions can result in non-compliance with regulatory requirements, which could lead to legal penalties and increased scrutiny.

Incorrect or improper implementation or use of our platform and products could result in customer dissatisfaction and harm our business, financial condition, and results of operations.

Our platform and products are deployed in a wide variety of IT infrastructures, including large-scale, complex technology environments, and we believe our future success will depend, at least in part, on our ability to support such deployments.

Implementations of our platform and products may be technically complicated, and it may not be easy to maximize the value of our platform and products without proper implementation, training, and support. Some of our customers have experienced difficulties implementing our platform and products in the past and may experience implementation difficulties in the future. If we, our channel partners or our customers do not implement our platform and products successfully, customer perceptions of our platform and products may be impaired, our reputation and brand may suffer, or customers may choose not to renew their contracts or purchase additional products from us.

Any failure by customers to appropriately implement our platform and products could result in customer dissatisfaction, impact the perceived reliability of our platform and products, result in negative press coverage, negatively affect our reputation, and harm our business, financial condition, and results of operations.

If our platform and products do not interoperate with our customers' systems and security infrastructure or with third-party products, websites or services, our platform and products may become less competitive and our results of operations may be harmed.

Our platform and products must interoperate with our customers' existing and planned systems and security infrastructure. These complex systems are developed, delivered and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers' infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our platform and products to customers with highly complex and customized systems, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers' infrastructure or new industry standards, regulations, or protocols are introduced, we may have to update or enhance our platform and products to allow us to continue to serve customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our platform and products, which could make it difficult for our platform and products to function properly in customer networks that include these third-party products.

We may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require significant capital investment and engineering resources. If we fail to maintain compatibility of our platform and products with our customers' network, security, and analytics infrastructures, our customers may not be able to fully utilize our platform and products, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our platform and products, which would materially harm our business, operating results and financial condition.

We use third-party licensed software and cloud services in or with our platform and products, and the inability to maintain these licenses or issues with the software we license or services we leverage could result in increased costs or reduced service levels, which would adversely affect our business.

Our platform and products include software or other intellectual property licensed from certain third parties, and we use certain software and other intellectual property licensed from third parties in our business. We anticipate that we will continue to rely on such third-party software and intellectual property in the future, and from time to time, we may be required to renegotiate our current third-party licenses or license additional technology from third parties to develop new products, features, and functionality, enhancements thereto, or to facilitate new business models. This exposes us to risks over which we may have little or no control. For example, the third-party software we currently license may not always be available, or available on commercially reasonable terms, and we may not have access to alternative third-party software in the event of any issues with such software. When our licenses for such software expire, our costs may increase or we may not be able to maintain or renew such licenses on commercially reasonable terms. In addition, a third party may assert that we or our customers are in breach of the terms of applicable licenses, which could, among other things, force us to cease use of such software and give such third party the right to terminate the applicable license or seek damages from us, or both. Additionally, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense, or litigation of intellectual property that we license from third parties and are reliant on our licensors to do so. We also cannot be certain that activities such as intellectual property protection, maintenance, prosecution, and enforcement by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations or will result in valid and enforceable intellectual property rights. It is possible that our licensors' infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. Furthermore, we cannot be certain that our licensors are not infringing, misappropriating, or otherwise violating the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may offer our platform and products. Our inability to obtain or maintain certain licenses or other rights, to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation or any other proceedings regarding these matters could result in delays in releases of new products, features, or functionalities and could otherwise disrupt our business, until equivalent technology can be identified, licensed, or developed, if at all. Also, to the extent that our platform and products depend upon the successful operation of third-party software in conjunction with our software, any undetected errors, vulnerabilities, compromises, or defects in such third-party software could prevent the deployment or impair the functionality of our platform and products, delay introduction of new products, features, or functionalities, result in a failure of our platform or products, and injure our reputation. Any of the foregoing could materially adversely affect our business, results of operations, and financial condition.

Claims by others that we infringe their proprietary technology or other rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, results of operations, and financial condition.

A number of companies in our industry hold a large number of patents and also protect their copyright, trade secret and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they previously developed, have purchased or otherwise obtained. Many companies, including our competitors, may now, and in the future, have significantly larger and more mature patent, copyright, trademark and trade secret portfolios than we have, which they may use to assert claims of infringement, misappropriation and other violations of intellectual property rights against us and which may lead to litigation. For example, in 2022, we filed in the Northern District of California for declaratory judgement in response to communications by Fortinet alleging that we have been infringing certain of their patents, which proceeding and related litigation remain ongoing. In addition, intellectual property litigation may involve non-practicing entities or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. As we face increasing competition and gain an increasingly higher profile the possibility of intellectual property rights claims against us grows. Claims asserting that we are infringing third parties' intellectual property, even if without merit, could harm our business, including by increasing our costs, reducing our revenue, creating customer concerns that result in delayed or reduced sales, distracting our management from the running of our business and requiring us to cease use of important intellectual property. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Moreover, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Furthermore, because of the substantial amount of discovery required in connection with patent and other intellectual property rights litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

As the number of products and competitors in our market increases and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Our insurance may not cover intellectual property rights infringement claims. Third parties have in the past and may in the future also assert infringement claims against our customers or channel partners, with whom our agreements may obligate us to indemnify against these claims. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such employees have divulged proprietary or other confidential information to us.

From time to time, the U.S. Supreme Court, other U.S. federal courts and the U.S. Patent and Trademark Appeals Board, and their foreign counterparts, have made and may continue to make changes to the interpretation of patent laws in their respective jurisdictions. We cannot predict future changes to the interpretation of existing patent laws or whether U.S. or foreign legislative bodies will amend such laws in the future. Any changes may lead to uncertainties or increased costs and risks surrounding the outcome of third-party infringement claims brought against us and the actual or enhanced damages, including treble damages, that may be awarded in connection with any such current or future claims and could have a material adverse effect on our business and financial condition.

We are unable to predict the likelihood of success in defending against current or future infringement claims. In the event that we fail to successfully defend ourselves against an infringement claim, a successful claimant could secure a judgment or otherwise require payment of legal fees, settlement payments, ongoing royalties or other costs or damages; or we may agree to a settlement that prevents us from offering certain products, features, or functionalities; or we may be required to obtain a license, which may not be available on reasonable terms, or at all, to use the relevant technology. If we are prevented from using certain technology or intellectual property, we may be required to develop alternative, non-infringing technology, which could require significant time, during which we could be unable to continue to offer our affected products, features, or functionalities, effort and expense and may ultimately not be successful. Any of these outcomes could result in a material adverse effect on our business. Even if we were to prevail, third-party infringement lawsuits could be costly and time-consuming, divert the attention of our management and key personnel from our business operations, deter channel partners from selling or licensing our platform and products and dissuade potential customers from purchasing our platform and products, which would also materially harm our business. In addition, any public announcements of the results of any proceedings in third-party infringement lawsuits could be negatively perceived by industry or financial analysts and investors and could cause our stock price to experience volatility or decline. Further, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.

Any of these events could materially and adversely harm our business, results of operations, and financial condition.

Some of our technology incorporates "open source" software, and we license some of our software through open source projects, which could negatively affect our ability to sell our platform and subject us to possible litigation.

Some aspects of our platform and products are built using open source software, and we intend to continue to use open source software in the future. From time to time, we contribute software source code to open source projects under open source licenses or release internal software projects under open source software licenses and anticipate doing so in the future. Open source software is generally freely accessible, usable, and modifiable. However, certain open source licenses may, in certain circumstances, require us to offer our products that incorporate the open source software for no cost, make available source code for modifications or derivative works we create based upon the open source software, incorporate or use the open source software, and/or license such modifications or derivative works under the terms of the particular open source license or otherwise unfavorable terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to monetize our platform and products. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our platform and products, that our developers have not incorporated open source software into our platform and products in potentially disruptive ways, or that they will not do so in the future. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source software license. These claims could result in costly litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products unless and until we can re-engineer them to avoid infringement or violation. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software and, thus, may contain security vulnerabilities or broken code. Moreover, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an "as-is" basis. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Further, our use of any AI tools that use, incorporate, or output any open source software may heighten the foregoing risks. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, operating results, and financial condition.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with certain of our customers or other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of our platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. We have in the past been sued on the basis of alleged violation of patents, and as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or our customers, we may incur significant legal expenses and must pay damages, pay license fees and/or stop using technology found to be in violation of the third party's rights. Large indemnity payments could harm our business, results of operations, and financial condition. We may also have to seek a license for the disputed technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could negatively affect our business.

From time to time, customers, particularly larger enterprises, require us to indemnify or otherwise be liable to them for breach of confidentiality, violation of applicable law, or failure to implement adequate security measures with respect to their data stored, transmitted, or accessed using our platform. Our customer agreements provide limited indemnification to our customers based on third-party claims related to our violation of intellectual property rights, and some of our customer agreements offer indemnification for claims beyond that scope. The existence of such a dispute may have adverse effects on our customer relationship and reputation and we may still incur substantial liability related to them.

Any assertions by a third party, whether or not successful, with respect to such indemnification obligations could subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, harm our relationship with that customer and other current and prospective customers, reduce demand for our platform and products, and harm our brand, business, results of operations, and financial condition.

Risks Related to Laws and Regulations

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

The regulatory frameworks for privacy, data protection, data processing and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various laws and regulations addressing privacy, data protection, cybersecurity, information security and other regulations or requirements where we offer our platform and products around the world. We also may be or become subject to codes of conduct, rules or other actual or asserted obligations relating to privacy, data protection, cybersecurity, information security, data processing or other matters, including such obligations promulgated or otherwise adopted by industry or other self-regulatory bodies or other cybersecurity or information security or data protection-related organizations. Further, we may be bound by additional, more stringent contractual obligations and other actual and asserted obligations, such as industry standards, relating to our collection, use, disclosure, and other processing of personal and other information. We have numerous customers that operate in highly-regulated industries in which our customers' data is considered particularly sensitive, such as financial services and healthcare, and contracts with customers in these industries may require that we comply with the regulatory standards governing such customers' businesses. For example, in Europe, the Digital Operational Resilience Act (“DORA”), which aims to ensure the resilience of EU financial entities, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions, went into effect in 2025 and imposes additional requirements on certain service providers to such entities. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business. For example, the availability of our platform and products in certain jurisdictions has in the past been temporarily disrupted due to government actions requiring us to implement certain content moderation standards applicable under local law.

The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, use, storage, disclosure, and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information and, in some cases, obtain individuals' consent to use information for certain purposes. For example, the California Consumer Privacy Act took effect in January 2020 and was subsequently modified by the California Privacy Rights Act, which took effect in January 2023. Numerous other states have enacted, and others are expected to enact, privacy laws that have gone into effect, or will go into effect through 2026, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union's General Data Protection Regulation provides for substantial obligations relating to the handling, storage and other processing of information relating to individuals and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater.

We may also become subject to parts of the European Union’s Data Act (the “Data Act”), which took effect on September 12, 2025, and imposes certain service interoperability and switching obligations to enable users to switch between certain cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area. The Data Act may require us to adjust contract terms with customers, and may impact the duration of customer relationships, which could affect our business.

Additionally, Europe’s Network and Information System Directive (“NIS2”) and its implementing laws regulate cybersecurity risk-management and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of €10 million or up to 2% of the total worldwide revenue of the preceding fiscal year. Complying with NIS2 or DORA, or other EU cybersecurity laws, directives, and regulations may cause us to incur operational costs or require us to modify our data handling practices on an ongoing basis.

The number of emerging and existing data protection, privacy and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security, data processing and telecommunications services in jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, and Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

Needing to address new and evolving laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations, relating to privacy, data protection, data processing or security could require us to modify our platform and products, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. New and evolving requirements may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, results of operations, and financial condition. In view of the foregoing, we cannot assure our compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or actual or asserted obligations, or any actual, perceived or purported security breach or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of information relating to individuals or other data, may result in regulatory investigations, enforcement actions and other proceedings, private claims, demands, and litigation, fines and penalties or adverse publicity, and could cause our customers and prospective customers to lose trust in us, which could have an adverse effect on our reputation and business.

We may also from time to time be subject to obligations relating to data processing by contract, or become, or face assertions that we are, subject to self-regulatory obligations, industry standards, or other obligations relating to privacy, data protection, data processing, cybersecurity and information security. Additionally, the Federal Trade Commission and many state attorneys general have brought enforcement actions in connection with federal and state consumer protection laws for false or deceptive acts or practices in relation to the collection, use, dissemination, and security of information relating to individuals. Internationally, data localization laws may mandate that personal data collected in a foreign country be processed and stored within that country.

We and our customers may face risk of enforcement actions or other proceedings by data protection authorities or other regulatory authorities, private claims, demands, and litigation, fines, penalties, and other potential liabilities, and adverse publicity including reputational damage and loss of customer confidence for actual or alleged violations of any of the foregoing obligations. Any such claims could result in substantial costs, ongoing remedial, audit and reporting obligations, and diversion of resources, and distract management and technical personnel. These potential proceedings, liabilities, and other matters could also have an overall negative effect on our business, operating results, and financial condition. The amount and scope of insurance we maintain may not cover all types of claims that may arise or otherwise compensate us for all related losses.

New legislation affecting the scope of information regulated by laws, regulations or other actual or asserted obligations where we or our customers and partners have operations, especially relating to classification of Internet Protocol addresses, machine identification, AI and machine learning, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or other uses or processing of data. We may be required to engage in significant expenditures and efforts in our attempts to comply with current and evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, cybersecurity and information security. Notably, public perception of potential privacy, data protection, or information security concerns—whether or not valid—may harm our reputation and inhibit adoption of our platform and products and subscriptions by current and future customers. Each of these laws and regulations, and any changes to these laws and regulations, or new laws and regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

Regulatory and legislative developments related to the use of AI and ML could adversely affect our use of such technologies in our platform and products and our business.

We use AI and ML throughout our business. As the regulatory framework for AI, ML, and automated decision making evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for AI, ML, and similar technologies and automated decision making is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions or that existing laws and regulations may be interpreted in ways that would affect the operation of our platform and products and the way in which we use AI, ML, and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our platform and products in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and could increase our operating expenses, which would adversely affect our business, financial condition, and results of operations.

For example, in August 2024, the EU Artificial Intelligence Act (the "AI Act"), which establishes broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact, came into force. This framework categorizes AI systems, based on the risks associated with such AI systems' intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. Furthermore, the AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. There is a risk that our current or future AI-powered solutions may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, the AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond, and, together with developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our platform and products, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition, and results of operations.

We will face risks associated with the potential growth of our business within certain heavily regulated industry verticals.

We market and sell our platform and products to customers in heavily regulated industry verticals, including the financial services and healthcare industries. As a result, we face additional regulatory scrutiny, risks, and burdens from the governmental entities and agencies that regulate those industries. Entering new heavily regulated verticals and expanding in those verticals in which we are already operating will continue to require significant resources to address potential regulatory scrutiny, risks, and burdens, and there is no guarantee that such efforts will be successful or beneficial to us. Additionally, our customers have in the past faced, and may in the future face, evolving industry standards and regulations, including relating to cloud security and AI, which require us to update or enhance our platform and products to allow us to continue to serve such customers. If we are unable to successfully penetrate these verticals, maintain our market share in such verticals in which we already operate or cost-effectively comply with governmental and regulatory requirements applicable to our activities with customers in such verticals, our business, financial condition, and results of operations may be harmed.

We are subject to anti-corruption, anti-bribery and similar laws, and noncompliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and these third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could materially harm our reputation, business, results of operations and financial condition.

We are subject to governmental export and import controls and trade and economic sanctions that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce's Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. The U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. For example, the U.S. and other countries have implemented economic and other sanctions, as well as increased export controls in response to the current conflict between Russia and Ukraine. These export controls and sanctions and any additional restrictions may impact our ability to continue to operate in Russia and other affected regions. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our platform and products or could limit our customers' ability to access or use our platform and products in those countries.

Although we take precautions to prevent our platform and products from being provided in violation of such laws, our platform and products may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be materially and adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. Obtaining the necessary authorizations, including any required licenses, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platform, or changes in export, sanctions and import laws and regulations, could delay the introduction and sale of subscriptions to our platform in international markets, prevent users in certain countries from accessing our platform and products or, in some cases, prevent the provision of our platform and products to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could decrease our ability to sell subscriptions to our platform or provide software to existing customers or potential new customers with international operations. Any decrease in our ability to sell subscriptions to our platform or provide software could materially and adversely affect our business, results of operations and financial condition.

We are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes.

We are subject to federal, state, and local income taxes in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires management's judgment, and the ultimate tax outcome may be uncertain. Our corporate structure and associated transfer pricing policies are designed to support our business in international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our corporate structure and associated transfer pricing policies, changes in the timing or amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. For example, on July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (or “OBBBA”) and made a number of changes to United States federal income tax laws. Among other things, the OBBBA restored deductions for U.S. research and development expenditures (while continuing to require taxpayers to capitalize and amortize foreign research and development expenditures), changed the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign derived intangibles income (renamed Foreign-Derived Deduction Eligible Income) for taxable years beginning after December 31, 2025, and changed the calculation of deductible business interest expense to include depreciation and amortization. We are currently evaluating the full impact of this legislation on us on our operations, business and financial performance; however, these changes may cause our cash taxes and effective tax rate to fluctuate. Additionally, certain jurisdictions, including the U.K. and France, have introduced digital services taxes, which are generally taxes on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. The taxing authorities of the jurisdictions in which we operate or regularly target may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements, disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, or if there are changes in tax laws or the way existing tax laws are interpreted or applied, we could be required to pay additional taxes, interest and penalties. While we regularly assess the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such challenges or disagreements, or the changes in tax laws or their interpretation and application, will not have a material impact on our business, results of operations and financial condition.

Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Cooperation and Development's ("OECD") Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in the allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the "Pillar One" and "Pillar Two" proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals. On June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed "side-by-side" solution that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two, and the OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures. The OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely impact our provision for income taxes, net income and cash flows and our operating results in future years.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2025, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1,036.5 million and $553.1 million, respectively, available to offset future taxable income. Our federal net operating loss carryforwards may be carried forward indefinitely, but the deductibility of such carryforwards generally is limited to 80% of our current year taxable income. Beginning in 2026, $479.8 million of state net operating losses will begin to expire at different times. The remaining $73.4 million of state net operating losses will carry forward indefinitely.

As of January 31, 2025, we also had U.S. federal and California research and development and other tax credit carryforwards of $40.1 million and $28.2 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different times beginning in 2033. Our California research and development tax credits may be carried forward indefinitely. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. As a result, in the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, our state carryforwards may be subject to similar and additional limitations.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales because we have been advised that such taxes are not applicable to our platform and products in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may materially and adversely affect our operating results.

Risks Related to Our Indebtedness

Servicing our substantial indebtedness may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds necessary to satisfy our obligations under our indebtedness. Our debt could also expose us to other risks that could adversely affect our business, financial condition and results of operations.

On December 22, 2022, we issued $401.0 million in aggregate principal amount of our 2028 Notes, which, effective upon the completion of the IPO, mature on December 15, 2028. On September 30, 2024, we issued $75.0 million in aggregate principal amount of our 2029 Notes, which mature on August 1, 2029. We may also incur additional indebtedness to meet our future financing needs. We may be required to use a substantial portion of our cash flows from operations to pay interest, principal or other required payments on our indebtedness. The delivery of shares of our Class B common stock upon conversion of the Convertible Notes could result in significant dilution to our existing stockholders and further limit or preclude their ability to influence corporate matters. Based upon the outstanding aggregate principal amount and accrued and unpaid interest on such Convertible Notes as of October 31, 2025 and our initial public offering price of $19.00 per share, the Convertible Notes are convertible into 21,932,933 shares of Class B common stock, which would be approximately 6.5% of the voting power of our capital stock as of such date. Together with our executive officers, directors, and holders of 5% or more of our common stock, this concentrated control could significantly influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders. For a description of the terms of our Convertible Notes, as well as an illustrative calculation of the number of shares of Class B common stock issuable upon conversion of the Convertible Notes as of October 31, 2025 and the maturity date of the Convertible Notes, please see the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Notes."

Our ability to make scheduled payments in respect of, to pay interest on, or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments. For example, if we elect in the future to make interest payments in cash rather than payment-in-kind on our Convertible Notes, it may reduce our available cash and adversely impact certain of our financial metrics, including our cash flows from operations, free cash flow, and free cash flow margin. Our business may not be able to generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial conditions at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which would adversely affect our financial condition. Further, the terms of our Convertible Notes include a number of covenants that limit our ability and our subsidiaries' ability to, among other things, incur additional indebtedness. The terms of our Convertible Notes may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, they could:

•
make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•
limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•
place us at a disadvantage compared to our competitors who have less indebtedness;
•
limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes;
•
subject us to risks associated with variable interest rates to the extent applicable to such indebtedness; and
•
make an acquisition of our company less attractive or more difficult.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

In addition, a failure by us to comply with the covenants or payment requirements specified in our Convertible Notes could result in an event of default under the Convertible Notes, which would give the holders the right to default interest and a right to accelerate payment of the Convertible Notes. If the indebtedness under our Convertible Notes were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the indebtedness or sell sufficient assets to repay the indebtedness, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of October 31, 2025 and January 31, 2025, the principal and accrued interest of the outstanding Convertible Notes was $523.9 million and $509.9 million in the aggregate, respectively.

We may not have the ability to raise the funds necessary to redeem the Convertible Notes, or to repay the principal and accrued interest of the Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to repurchase the Convertible Notes upon the occurrence of certain fundamental changes that may occur before the maturity date, including a change of control. Upon the holders' exercise of such right, we would be required to repurchase the Convertible Notes for a price range, which shall be in an amount equal to the excess of (i) 140% of the principal amount of such Convertible Notes on or before the second anniversary of the issue date of the Convertible Notes, (ii) 155% of the principal amount of such Convertible Notes after the second anniversary but on or before the third anniversary of the issue date of the Convertible Notes, or (iii) 170% of the principal amount of such Convertible Notes after the third anniversary of the issue date of the Convertible Notes. We also have the right to redeem the Convertible Notes commencing one year after the date of the IPO if the price of our Class A common stock has increased to over 200% of the then-applicable conversion price for each of at least twenty (20) trading days (whether or not consecutive) during the thirty (30) consecutive trading days prior to providing notice of such redemption. In addition, pursuant to the terms of the Convertible Notes, we will be required to repay the Convertible Notes in cash at their maturity unless earlier converted, redeemed, or repurchased. Moreover, pursuant to the terms of the Convertible Notes, we may, at our option, elect to settle conversions of the Convertible Notes in cash in lieu of issuing shares of our Class B common stock, or a combination of cash and shares of our Class B common stock, with cash in lieu of any fractional shares. However, we may not have enough available cash on hand or be able to obtain financing at the time we are required to make repurchases of any Convertible Notes surrendered therefor or pay cash with respect to Convertible Notes being converted or at their maturity.

In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion (if we elect to settle such conversions in cash in lieu of issuing shares of our Class B common stock) or at their maturity may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the Convertible Notes or to pay cash upon conversions of the Convertible Notes or at their maturity as required by the applicable indenture governing the Convertible Notes would constitute a default thereunder. A default under the applicable indenture could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Convertible Notes or pay cash with respect to the conversion of the Convertible Notes (if we elect, at our option, to settle such conversions in cash in lieu of issuing shares of our Class B common stock) or at maturity of the Convertible Notes.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock may fluctuate substantially in response to a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•
actual or anticipated changes or fluctuations in our operating results;
•
the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•
industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•
rumors and market speculation involving us or other companies in our industry;
•
price and volume fluctuations in the overall stock market from time to time;
•
volume fluctuations in the trading of our Class A common stock from time to time;
•
changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•
the sales of shares of our Class A common stock by us or our stockholders;
•
issuances of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Convertible Notes;
•
failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•
actual or anticipated developments in our business or our competitors' businesses or the competitive landscape generally;
•
litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•
developments or disputes concerning our intellectual property rights or our platform and products, or third-party proprietary rights;
•
announced or completed acquisitions of businesses or technologies by us or our competitors;
•
actual or perceived privacy, data protection, or security incidents or breaches;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business and our responses thereto;
•
any major changes in our management or our board of directors, particularly with respect to Mr. Beri;
•
general economic conditions and slow or negative growth of our markets; and
•
other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.

The requirements of being a public company may strain our resources, increase our costs, and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Global Select Market ("Nasdaq") and other applicable securities rules and regulations. Compliance with these statutes, regulations, and requirements occupy, and we anticipate will continue to occupy a significant amount of time of our board of directors and management and has significantly increased, and we anticipate will continue to significantly increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

In addition, being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

As a result of disclosure of information in our filings with the SEC, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

Our failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could adversely affect our financial position and lower our stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the applicable listing standards of Nasdaq. The requirements of these rules and regulations have, and we anticipate will continue to, increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our internal resources and personnel may in the future be insufficient to avoid accounting errors, and there can be no assurance that we will not have material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until our second annual report required to be filed with the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition, and could cause a decline in the price of our Class A common stock.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our activities as a public company that are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will continue to require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.

Our business could be impacted as a result of actions by activist shareholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our board of directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with our end-customers, prospective and current employees and others.

The multi-class structure of our common stock has the effect of concentrating voting control with the holders of our outstanding Class B common stock. This ownership will limit or preclude your ability to influence corporate matters.

Our Class B common stock has 20 votes per share, our Class A common stock has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of October 31, 2025, holders of our outstanding Class B common stock held in the aggregate 98.7% of the voting power of our capital stock and will be able to control all matters submitted to our stockholders for approval. Additionally, our executive officers, directors, and holders of 5% or more of our common stock held, in the aggregate, approximately 51.4% of the voting power of our outstanding capital stock as of October 31, 2025. Our Chief Executive Officer and Chairman entered into a voting agreement with one of our non-executive co-founders for 1.7% of the voting power, resulting in an aggregate 8.9% of the voting power of our outstanding capital stock as of October 31, 2025. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.

Future transfers by holders of shares of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers permitted by our amended and restated certificate of incorporation, including transfers for tax and estate planning purposes so long as the transferring holder of Class B common stock continues to hold exclusive voting and dispositive power with respect to the shares transferred or shares voting and dispositive power with respect to such shares only with certain family members or professional service providers. Further, all shares of Class B common stock will be converted into shares of Class A common stock following the earliest to occur of certain events as described in our amended and restated certificate of incorporation.

In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we had issued Class A common stock rather than Class C common stock in such future transactions.

We cannot predict the effect our multi-class structure may have on the trading price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile trading price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company's voting rights in the hands of public stockholders. Under this policy, the multi-class structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. Because of the multi-class structure of our common stock, we may be excluded from certain indices, and other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices could preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.

If industry or financial analysts do not publish research or issue inaccurate or unfavorable research about us, our business or our market, or if they change their recommendation regarding our Class A common stock adversely, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us, our business, our market, or our competitors. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our business or our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could reduce the price that our Class A common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

The Class A common stock issued in the IPO are freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares of Class A common stock that may be held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), which will be restricted securities under the Securities Act.

In connection with the IPO, we and all of our directors and officers and the holders of substantially all of our outstanding Class A common stock and securities convertible into or exercisable or exchangeable (directly or indirectly) for our Class A common stock are entered into lock-up agreements with the underwriters agreeing that, without the prior written consent of Morgan Stanley & Co. LLC ("Morgan Stanley"), on behalf of the underwriters, subject to certain exceptions, we and they will not, in accordance with the terms of such agreements, during the period ending on the earlier of (i) 12:01 AM Eastern Time on the second trading day after the date that we publicly announce earnings for the second quarter following the most recent period for which financial statements are included in our Final Prospectus pursuant to Rule 424(b) under the Securities Act (which release of earnings for this purpose shall not include "flash" numbers), provided that such release of earnings is at least 145 days after the date of the Final Prospectus, and (ii) the end of the 180th day after the date of the Final Prospectus (the "lock-up period"):

(1)
offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, make any short sale, or otherwise transfer or dispose of, directly or indirectly, any shares of our Class A common stock or any securities convertible into or exercisable or exchangeable for our Class A common stock;
(2)
enter into any swap, hedging transaction or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Class A common stock or any securities convertible into or exercisable or exchangeable for our Class A common stock; or
(3)
publicly disclose the intention to take any such actions;

whether any such transaction described in (1) or (2) above is to be settled by delivery of Class A common stock or other securities convertible into or exercisable or exchangeable for our Class A common stock, in cash or otherwise. In addition, we have agreed not to file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock during the lock-up period other than a registration statement on Form S-8. All of our directors and officers and certain other holders that together represent approximately 94% of our outstanding Class A common stock and securities convertible into or exercisable or exchangeable for our Class A common stock have also agreed that, without the prior written consent of Morgan Stanley, on behalf of the underwriters, such person will not, during the lock-up period, make any demand for, or exercise any right with respect to, the registration of any shares of Class A common stock or any security convertible into or exercisable or exchangeable for Class A common stock.

Furthermore, (i) an additional approximately 0.1% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock are subject to the market standoff provisions in our amended and restated investors' rights agreement, pursuant to which such holders have agreed to not sell or otherwise transfer, dispose of, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale of any of our Class A common stock or other securities held immediately prior to the effectiveness of the registration statement for the IPO; and (ii) an additional approximately 5% of our outstanding Class A common stock and other securities are subject to the market standoff provisions in our 2012 Plan, 2022 Plan and the related forms of agreement thereunder, pursuant to which such holders have generally agreed to not directly or indirectly, engage in any transaction prohibited by the underwriter, or sell, make any short sale of, contract to sell, transfer the economic risk of ownership in, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or agree to engage in any of the foregoing transactions with respect to any Class A common stock or other securities without the prior written consent of the Company or its underwriters. The forms and specific restrictive provisions within these market standoff provisions vary among security holders.

As a result of the foregoing and other such market standoff agreements, approximately 99% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock are subject to a lock-up agreement or market standoff provision during the lock-up period. We have agreed to enforce all such market standoff provisions on behalf of the underwriters and not to release, amend or waive any such market standoff provisions during the lock-up period without the prior written consent of Morgan Stanley, on behalf of the underwriters, provided that we may release shares from such restrictions to the extent such shares would be permitted to be transferred under the form of lock-up agreement with the underwriters entered into by our directors, officers and certain other record holders of our securities as described herein.

In addition, pursuant to certain exceptions to the lock-up and market standoff agreements, up to 2,224,528 shares of our Class A common stock are eligible for sale in the open market during the lock-up period in sell-to-cover transactions in order to satisfy tax withholding obligations in connection with the settlement of RSUs that vested after the date of the Final Prospectus and prior to the expiration of the lock-up period. We expect the settlement of these RSUs to begin on the January 1, 2026 quarterly vesting date and to extend over a multi-day period based on trading volumes. Because the purpose of the sell-to-cover transactions is to generate proceeds sufficient to satisfy tax withholding obligations, the exact number of shares sold will depend on the sale prices of the Class A common stock in such transactions. In addition, the exact number of shares of our Class A common stock eligible for sale in the open market in connection with such tax withholding obligations may differ based on our stockholders' personal tax rates.

Furthermore, the terms of the lock-up agreement entered into by our officers, directors and certain other holders provide that if (i) the party to the lock-up agreement is an employee of the Company as of the date of the Final Prospectus (excluding our directors and any officer within the meaning of Section 16(a) of the Exchange Act) who continues to provide service to the Company through the Initial Earnings Release Date (as defined below) and (ii) the closing price per share of the Class A common stock on Nasdaq is at least 25% greater than the initial public offering price per share of the Class A common stock set forth on the cover page of the Final Prospectus for at least five trading days (one of which must be a trading day occurring after the Initial Earnings Release Date) in any consecutive ten trading day period, then such holder may sell in the public market, subject to compliance with applicable securities laws and the Company's insider trading policy, beginning at the later of (A) 12:01 AM Eastern Time on the second trading day immediately following the Company's release of earnings (which release of earnings for this purpose shall not include "flash" numbers) for the first completed quarter following the most recent period for which financial statements are included in the Final Prospectus, and (B) the first date that is (x) more than 90 days following the date of the Final Prospectus and (y) not during a Company blackout period (the later of (A) and (B), the "Initial Earnings Release Date"), up to 17,845,175 shares of our Class A common stock (including shares issuable upon exercise of stock options or warrants or vesting and settlement of RSUs) will become eligible for sale in the public market, subject in some cases to the restrictions of Rule 144.

Upon the expiration of the lock-up period described above, substantially all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws. Furthermore, Morgan Stanley may waive the lock-up and market standoff agreements entered into by our executive officers, directors, and record holders of our securities before they expire. All of these shares of Class A common stock will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by Morgan Stanley on behalf of the underwriters. We have registered shares of Class A common stock that we may issue under our equity compensation plans which can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares of Class A common stock sell them or are perceived by the market as intending to sell them.

We may also issue our shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

Historically, we have financed our operations primarily through the sale of our debt, equity-linked and equity securities as well as payments received from customers. We expect that the IPO proceeds, together with our existing cash, cash equivalents, short-term investments and anticipated payments from customers will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and Convertible Notes repayment requirements for at least the next 12 months. We may need to raise additional funds to fund our operating expenses, make capital purchases, acquire or invest in business or technology, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity or equity-linked financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of our debt would have priority over the holders of our Class A common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or our ability to pay any dividends on our Class A common stock, though we do not intend to pay dividends in the foreseeable future. We may also be required to take other actions, any of which could harm our business and operating results. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act, and have the option to use certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the IPO, (B) in which we have total annual revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an "emerging growth company."

Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal controls over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal controls over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the "DGCL") may discourage, delay, or prevent a change in control by prohibiting us from engaging in certain business combinations with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain a number of provisions that may make the acquisition of our company more difficult. Such provisions include:

•
a multi-class common stock structure, which provides our pre-IPO stockholders, including certain of our executive officers, employees, directors, and their affiliates, with significant influence over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•
requiring approval of the holders of at least two-thirds of the outstanding shares of our Class B common stock for certain corporate actions including (i) any amendment to the amended and restated certificate of incorporation that alters the voting, conversion or other rights, powers, preferences, or restrictions of the Class B common stock, (ii) reclassification of Class A common stock or Class C common stock into shares having rights as to dividends or liquidation that are senior to the Class B common stock, (iii) an increase to the voting power of the Class A common stock or Class C common stock, and (iv) issuance of shares of any class or series of capital stock (other than Class B common stock) having more than one vote per share;
•
authorizing only our board of directors to fill vacant directorships, and the number of directors constituting our board of directors will be permitted to be set only by a resolution adopted by a majority of the authorized number of directors;
•
a classified board of directors, consisting of three classes of directors with staggered three-year terms who are only able to be removed from office for cause;
•
authorizing stockholder action only at an annual or special meeting of stockholders, and providing that a special meeting of our stockholders may only be called by a majority of the authorized number of directors, the chair of our board of directors, our chief executive officer, or our president;
•
requiring advance notice procedures for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•
not providing for cumulative voting;
•
authorizing undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders, except that the approval of holders of two-thirds of the outstanding shares of our Class B common stock voting as a separate series will be required to authorize, or issue, any shares (other than Class B common stock) having the right to more than one vote per share;
•
providing that certain litigation against us can only be brought in Delaware; and
•
requiring the approval of the holders of at least two-thirds of the voting power of our then-outstanding capital stock to amend the foregoing provisions of our certificate of incorporation or amend any provision of our bylaws.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated bylaws generally provide that the Court of Chancery of the State of Delaware (or another state court in Delaware) and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for the following types of proceedings:

•
any derivative action or proceeding brought on behalf of us;

•
any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, or other employees to us or our stockholders;
•
any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended from time to time); or
•
any action asserting a claim governed by the internal affairs doctrine.

Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court, subject to applicable law. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the rules and regulations thereunder.

Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, these exclusive-forum provisions may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, or other employees, which may discourage lawsuits against us and our directors, officers, stockholders, and other employees. Our amended and restated bylaws also limit the ability of a person to bring a claim in a judicial forum that it finds favorable for disputes arising under the Securities Act against any person in connection with any offering of the Company's securities, including any auditor, underwriter, expert, control person, or other defendant. Any person or entity purchasing, holding, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. The enforceability of similar choice of forum provisions in other companies' governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. We also note that stockholders cannot waive compliance (or consent to noncompliance) with the federal securities laws and the rules and regulations thereunder. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could significantly harm our business.

We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders (except that the approval of holders of two-thirds of the outstanding shares of our Class B common stock voting as a separate series will be required to authorize, or issue, any shares (other than Class B common stock) having the right to more than one vote per share), one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Class A common stock.

General Risk Factors

We may become involved in litigation that may materially and adversely affect us.

From time to time, we may become, involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, we have in the past been sued on the basis of alleged violation of patents, and as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. Such matters can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period-to-period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, acts of war, international conflicts, terrorism, and security breaches or incidents.

Our business operations have been, and could in the future be, subject to disruption by natural disasters such as earthquakes, fire, floods or public health emergencies such as an outbreak of a pandemic or epidemic disease, as well as man-made problems such acts of war, international conflicts such as the current conflicts between Russia and Ukraine and in the Middle East, terrorism and other geopolitical unrest, or fear of such events. Such events could also cause disruptions in the businesses of our partners, customers or suppliers, national economies, or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and may become more frequent and effective through the use of AI, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Our insurance may not be sufficient to cover losses or additional expense that we may sustain in the event of a natural disaster or man-made problem. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities.

From August 1, 2025 to September 18, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-289786), we granted stock options to purchase up to 26,000 shares of our Class B common stock to our employees and non-employees under our 2022 Plan at exercise price of $17.01 under our 2022 Plan.

From August 1, 2025 to September 18, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-289786), we granted an aggregate of 1,910,705 restricted stock units, including performance-based and market-based PSUs, to our employees and executives to be settled in shares of our Class B common stock under our 2022 Plan.

From August 1, 2025 to September 18, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-289786), we issued an aggregate of 1,045,709 shares of our Class B common stock upon the exercise of options under our 2012 Plan and 2022 Plan at exercise prices ranging from $0.58 to $13.98 per share, for an aggregate purchase price of $5.6 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds

On September 19, 2025, we closed our IPO of 54,970,000 shares of Class A common stock, including 7,170,000 shares sold by us pursuant to the exercise of the option granted to the underwriters, at a public offering price of $19.00 per share. The total net proceeds we received in the IPO were approximately $992.2 million after deducting underwriting discounts and commissions of $52.2 million. The shares of Class A common stock sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-289786), which was declared effective by the SEC on September 17, 2025.

Morgan Stanley & Co. LLC acted as representatives of the underwriters for the offering. None of the expense associated with our IPO were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

A portion of the net proceeds from our IPO were used to satisfy our tax withholding and remittance obligations related to the settlement of certain equity awards in connection with the IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporation by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
4.1	Investors' Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of July 7, 2021, as amended	S-1/A	September 16, 2025	4.1
4.2^	Indenture, dated as of December 22, 2022, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	S-1/A	September 16, 2025	4.2
4.3^	Indenture, dated as of September 30, 2024, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	S-1/A	September 16, 2025	4.3
4.4	Form of 3.75% Convertible Senior PIK Toggle Note due 2027 (included in Exhibit 4.2)	S-1/A	September 16, 2025	4.2
4.5	Form of 3.00% Convertible Senior PIK Toggle Note due 2029 (included in Exhibit 4.3)	S-1/A	September 16, 2025	4.3
4.6	First Supplemental Indenture, dated as of April 25, 2025, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	S-1/A	September 16, 2025	4.6
4.7	Second Supplemental Indenture, dated as of September 19, 2025, to the Indenture dated as of December 22, 2022, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	8-K	September 23, 2025	4.1

4.8	First Supplemental Indenture, dated as of September 19, 2025, to the Indenture dated as of September 30, 2024, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	8-K	September 23, 2025	4.2
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	September 16, 2025	10.1
10.2+	2025 Equity Incentive Plan and related form agreements	S-1/A	September 16, 2025	10.2
10.3+	2025 Employee Stock Purchase Plan and related form agreements	S-1/A	September 16, 2025	10.3
10.4+	2012 Stock Incentive Plan and related form agreements	S-1/A	September 16, 2025	10.4
10.5+	2022 Stock Incentive Plan and related form agreements	S-1/A	September 16, 2025	10.5
10.6+	Outside Director Compensation Policy	S-1/A	September 16, 2025	10.6
10.7^	Note Purchase Agreement, dated as of December 22, 2022, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto	S-1/A	September 16, 2025	10.7
10.8^	Note Purchase Agreement, dated as of August 13, 2024, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto	S-1/A	September 16, 2025	10.8
10.9	First Amendment to Note Purchase Agreement, dated April 25, 2025, by and among the Registrant and the investors party thereto (2028 Notes)	S-1/A	September 16, 2025	10.9
10.10	First Amendment to Note Purchase Agreement, dated April 25, 2025, by and among the Registrant and the investors party thereto (2029 Notes)	S-1/A	September 16, 2025	10.10
10.11+	Confirmatory Employment Letter between the Registrant and Sanjay Beri	S-1/A	September 16, 2025	10.11
10.12+	Confirmatory Employment Letter between the Registrant and Andrew Del Matto	S-1/A	September 16, 2025	10.12
10.13+	Employment Agreement between the Registrant and Raphaël Bousquet	S-1/A	September 16, 2025	10.13
10.14+	Executive Change in Control Severance Plan	S-1/A	September 16, 2025	10.14
10.15+	Executive Incentive Compensation Plan	S-1/A	September 16, 2025	10.15
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

^ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Netskope, Inc.

Date: December 11, 2025	By:	/s/ Sanjay Beri
Sanjay Beri
Chief Executive Officer

Date: December 11, 2025	By:	/s/ Drew Del Matto
Drew Del Matto
Chief Financial Officer