Form 10-K
period 2026-01-31
Netskope Inc
filed 2026-03-31
CIK 2063196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-42848

Netskope, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1141117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2445 Augustine Drive, Suite 301 Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 979-6988

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	NTSK	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of July 31, 2025, the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on September 18, 2025.

As of March 24, 2026, the registrant had outstanding 231,167,738 shares of Class A common stock, 169,146,570 shares of Class B common stock, and no shares of Class C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended January 31, 2026, a definitive proxy statement for the registrant’s annual meeting of stockholders to be held in 2026 containing the information required to be disclosed under Part III of Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” “aspire,” and similar expressions. These forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements contained in this Annual Report on Form 10-K.

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, uncertainties, and assumptions that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements herein.

ii

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements do not reflect the potential impact of any future acquisitions, restructurings, mergers, dispositions, joint ventures, partnerships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

iii

PART I

Item 1. Business.

Overview

We are redefining security and networking for the era of cloud and artificial intelligence ("AI").

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

Organizations today operate in a digital landscape that is heterogeneous and highly connected. It is comprised of globally dispersed users and non-human entities such as devices, applications, automated systems and AI agents that interact with each other and a plethora of managed and unmanaged Software-as-a-Service ("SaaS") applications, websites, AI, private applications, and other ecosystem applications across data centers and private and public clouds. With this new digital landscape, enterprises need a security and networking platform that can handle these far more complex, distributed, and dynamic sets of connections—all with more advanced security measures—to keep the organization, its people, and its data safe.

Legacy appliance-based and first-generation cloud security solutions were designed for a legacy internet and data footprint, where simple rules-based threat detection and block-or-allow policies were sufficient. Moreover, traditional corporate networks were not designed to support the scale, flexibility, performance, and advanced security that is essential in the cloud and AI era. This frustrates users and creates an untenable situation for organizations, forcing them to trade performance for security, or vice versa. In many cases, users may be allowed to directly access an application without security to avoid a bad user experience. The fragmented nature of these legacy solutions, and the way they were architected, fundamentally limits their ability to address the complex and continuously evolving security and networking challenges that are the new reality for organizations. These tradeoffs hurt security, limit resilience and performance, create greater regulatory risk, and increase operational costs.

Architecture is critical when addressing these challenges. Our Netskope One platform uses a unique architecture built from the ground up as a unified platform with a converged security, network, and analytics technology stack that runs on our NewEdge global private cloud network ("NewEdge network") to deliver highly secure and performant digital interactions.

Our Netskope One platform deeply understands the dynamic "language" of the modern internet. This means enabling real-time contextual visibility into, and control over, an organization's traffic. For example, our Netskope One platform sees if a user is entering sensitive corporate data into a prompt of a personal instance of an application such as Google Gemini or ChatGPT and then coaches or re-directs them towards the corporate instance—in real-time. This sophisticated contextual awareness is critical for safely enabling the widespread adoption of cloud and AI tools that drive business innovation and productivity today.

Our Netskope One platform leverages our proprietary AI models to detect, classify, track, and control sensitive data no matter where it is or how it is being used, stop threats no matter where they originate, and improve the digital experience globally whether a human or non-human entity is involved. We solve organizations' security versus performance tradeoff challenges with our NewEdge network, which is comprised of more than 125 full-compute edge data centers in 80 regions, with all of our capabilities available for every customer in every data center. Architected to deliver advanced security capabilities as close to the end user as possible, our NewEdge network greatly reduces the need to re-route traffic back and forth between data centers and provides a seamless, resilient user experience across locations and devices. This enables blazing fast traffic on-ramps and processing and optimized access to critical business applications and content.

Industry Background

Cloud and AI are Transforming the Internet. Powered by the cloud and AI, modern advancements have transformed how and where we access information, communicate, collaborate, interact with services, and even create new experiences, making the internet more powerful, adaptive, and responsive, and more essential to modern business than ever before. Organizations are embracing the use of cloud and AI, as users work flexibly from any device or location and increasingly interconnected "non-human entities" such as internet of things ("IoT")/operational technology ("OT") devices, factory floors, applications, robots, and AI agents are deployed—or they risk falling behind. The challenge is security—organizations must have very granular visibility and context of the modern digital landscape so they can enable its use but must also do so securely and with a great end user experience. This requires a real-time, deep understanding of the contextual parameters of each digital interaction to enable more granular levels of dynamic and comprehensive control—a necessity for organizations modernizing their security while prioritizing business adoption of new technologies.

Protecting Data—the Lifeblood of Modern Business—Has Never Been More Difficult, or More Important. The vast amount of data an organization has and creates is often one of its greatest assets and competitive differentiators. It is mission critical for organizations to classify and protect this data. The challenge is that this growing amount of sensitive data is no longer maintained in secure, centralized corporate systems. Data now resides across digital environments, including corporate managed and unmanaged decentralized cloud services, the web, AI, SaaS applications, Infrastructure-as-a-Service ("IaaS"), Platform-as-a-Service ("PaaS"), private applications, endpoints, on-premises networks, databases, data lakes, data warehouses, email, and other IT systems. Organizational data has become a highly sought after prize for cybercriminals, and organizations face relentless, sophisticated cyber threats that try to steal it. Organizations therefore must adopt proactive, vigilant security measures to safeguard the diverse, valuable, and increasingly vulnerable data essential to their operations.

Modern Business Needs Fast, Secure, and Resilient Performance that Far Exceeds the Capability of Existing Network Architectures. Digitally-native Generation Z and Millennials, who according to the U.S. Department of Labor now comprise a majority of the workforce, generally expect seamless and always available access to data and applications from any device, whether they are in an office, branch, manufacturing floor, their home, working from a coffee shop or anywhere else. Extended enterprises need to provide ubiquitous access to their globally distributed business partners, suppliers, contractors, and acquired businesses. With this new paradigm, an organization's network needs to handle a far more complex, distributed, and dynamic set of connections that require more advanced security measures. This problem is exacerbated by the increasing use of the open internet as a corporate network, where digital interactions traverse a growing number of disparate networks and clouds that can be unreliable, uncontrollable, unpredictable, and inefficient. This results in reduced security and resilience, greater regulatory risk, and increased operational costs. Organizations need a more agile, resilient, and intelligent network infrastructure to overcome these drawbacks.

Cyber Risk Is One of the Greatest Challenges Organizations Face. Beyond the continuing growth in the number of attackers and ever-increasing speed and sophistication at which they operate, the risk of cyber attacks has increased due to the size and complexity of the attack surface, which has expanded to include public cloud, SaaS, AI, and private applications across disparate devices and locations that extend far beyond the traditional corporate perimeter. Moreover, cyber threats now extend beyond traditional attacks—focused on financial gain or espionage—to more sophisticated attacks where nation-states engage in digital warfare to damage critical infrastructure, disrupt communications channels, erode trust in information systems, undermine economic stability, challenge the safety of nations, and reshape the geopolitical landscape. Organizations also face significant and increasing compliance risk from a constantly evolving regulatory landscape governing data use, privacy, and the use of AI, including the European Union ("EU")'s General Data Protection Regulation ("GDPR"), Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), EU-US Data Privacy Framework, Australia Privacy Act, Canada Privacy Act, Brazil's General Data Protection Law, California Consumer Privacy Act, and the EU AI Act. Therefore, organizations need modern, comprehensive, and proactive security solutions to protect an ever-growing attack surface against increasingly sophisticated cyber threats and data breaches.

Limitations of Legacy Systems. Appliance-centric and first generation cloud security solutions were not built to address the challenges of the modern digital landscape, preventing organizations from fully embracing cloud and AI in a safe, resilient, and performant way. Legacy systems suffer from a number of fundamental architectural shortcomings, including:

•
Inability to Provide Real-time Granular Inspection and Control of Digital Activity, Forcing Organizations to Block Essential Applications or Allow Them to be Used and Accept the Risks. Many legacy security systems are not capable of understanding the dynamic, data-rich, and interactive language of the modern internet. As a result, they lack real-time granular visibility and context of each interaction, and cannot go beyond rigid and rudimentary controls such as blocking or allowing based on basic application access rules, device posture, or common activity types. This leads to undesirable consequences.
•
Lacking a Unified, Comprehensive Approach to Data Security. Massive volumes of data and new data sharing behaviors unlocked by cloud, SaaS, and AI have increased the risk of data leakage. At the same time, many organizations today rely on a myriad of disparate point solutions for data security, each intended for a specific digital environment. In addition, these security tools are often built to inspect either data-at-rest or data-in-motion, but few tools adequately do both. The emergence of agentic AI tools is expected to only exacerbate this problem.
•
Cannot Apply Advanced Security and Networking Controls at Scale Without Degrading Performance. When advanced security controls and networking configurations are applied at scale when using legacy systems, there is often a significant degradation in performance for both human and non-human entities. Organizations thus can face a dilemma: they must either disable these advanced security measures entirely or activate them only selectively. This leads to inconsistent security protocols, decreased productivity for users and systems, and an increased susceptibility to data breaches and cyber threats.
•
Siloed, Cumbersome, and Closed Security and Networking Infrastructure. Organizations are burdened with a plethora of disparate security and networking appliances and cloud tools, each requiring separate management consoles, policies, and configurations. Even when all of these are sourced from a single vendor, they are often fragmented and inefficient. Instead of receiving the seamless single console, policy framework, and network experience they hope for, organizations get only a "platform" that is unintegrated, complex, costly to deploy, difficult to operate, and many times designed to be closed in order to lock-in customers.

Our Revolutionary Approach

Our Netskope One platform is architected from the ground up to address the limitations of existing solutions and help customers modernize security and networking for the cloud and AI era. Our platform simplifies administration, integrates with and enhances existing investments, protects people, non-human entities, and data from pervasive threats, enables tool and capabilities consolidation without requiring complete system overhauls, and balances the historically conflicting needs of networking and security.

Thanks to the differentiated architecture of our Netskope One platform, which includes context-based security, our NewEdge network—one of the world's largest and most connected global private security cloud networks—and our ability to deliver market-leading security, network, and analytics products efficiently to wherever users, devices, applications, and data live, organizations no longer need to compromise between security and network performance.

•
Deeply Understands the Language of the Modern Internet. The modern digital landscape of cloud and AI is comprised of dynamic, highly interactive applications powered by a layer of Application Programming Interfaces (“APIs”) and protocols, such as Model Context Protocol ("MCP"), and Agent2Agent, using JavaScript Object Notation-based data encoding that contain granular information about the digital interaction. Our patented technologies and our Zero Trust Engine were built from the ground up to operate at this layer, enabling us to inspect, analyze, and control traffic in real-time and at high speed. We leverage this profound contextual intelligence to understand and control more than 100 different activity types across thousands of cloud, SaaS, and AI applications, over a billion websites, and countless data lakes, stores, and private applications. This contextual intelligence and control goes far beyond basic application access rules, device posture, and common activities (e.g., upload or download).
•
Unified Approach to Data Security. Our Netskope One platform's unified platform approach enables organizations to discover, classify, and protect data, while providing the appropriate level of access based on context in real-time. Unlike vendors that focus on only a single facet of data security, or platform vendors with limited data security capabilities, the Netskope One platform:
o
Provides real-time and complete data visibility and control across the digital landscape.
o
Extends across structured and unstructured data in-motion, in-use, and at-rest..
o
Delivers highly differentiated contextual awareness (including how, with whom or what, where, and when) this data is being used to deliver granular, least-privileged access to data, greatly reducing the risk of data leakage and breaches.

o
Offers precise data discovery and classification capabilities—with over 3,000 data identifiers, support for over 2,000 file types, and over 40 regulatory and compliance templates—enabling distinction of sensitive data from the sea of information in an organization's environment.
o
Applies an array of proprietary AI and machine learning ("ML") models that augment traditional data loss prevention ("DLP") policies and controls, including data classification and real-time user coaching with situation-specific guidance on how they can handle data safely.
•
Ability to Apply Advanced Security Controls at Scale while Accelerating Performance. Our NewEdge network provides the foundation for delivering our converged security, networking, and analytics capabilities. The NewEdge network is purpose-built, leveraging bare metal servers with vendor-agnostic hardware, each offering full compute at the edge and capabilities for in-region traffic processing for all products in our Netskope One platform. Each of our NewEdge network data centers are available to all customers and capable of running all of our products. Our NewEdge network leverages an extensive interconnection strategy, featuring over 10,000 network adjacencies to over 700 unique autonomous system numbers. This strategy uses premium transit and comprehensive peering with Internet Service Providers and leading web, content delivery, cloud, and SaaS providers. The private cloud architecture of our NewEdge network enables advanced integrations that further extend this interconnection strategy directly to our customers.
•
Converged Security, Networking, and Analytics Platform at the Global Edge. Our Netskope One platform converges security, networking, analytics, and AI security capabilities into a single unified, cloud-native architecture. This integration resolves the traditional conflict between security and networking teams, where it was believed that high performance could only be achieved at the expense of security efficacy, or vice versa.
•
AI is Foundational to our Platform. At the heart of our Netskope One platform lies a deep commitment to AI, brought to life by Netskope AI Labs. The Netskope AI Labs' innovations manifest in our Netskope One platform's ability to secure AI usage and enable organizations to take advantage of generative and agentic AI safely. We refer to our suite of AI innovations across the platform as SkopeAI.

Key Benefits for Our Customers

Key benefits of our Netskope One platform include:

•
Accelerates and Secures Organizations' Adoption of Cloud and AI. Our platform empowers organizations to confidently embrace cloud and AI. It enables the inspection and implementation of real-time, granular, and contextual security controls across the digital landscape. Our platform also facilitates the swift and secure integration of advanced AI applications by enabling customers to deploy sophisticated global security policies that promote access to generative AI and agentic AI applications, while stopping sensitive data leaks and threats.
•
Significantly Reduces Risks for Organizations.
o
Enabling a True Zero Trust Architecture. Our Netskope One platform enables a true least-privilege architecture, enhancing detection, investigation, prevention, and response capabilities. Data is seamlessly shared within our platform and integrated with third-party solutions, providing enhanced security efficacy and a comprehensive security ecosystem.
o
Reducing Risks for the Extended Enterprise. Netskope One Private Access and our Zero Trust Engine extend zero trust principles to external parties to provide granular control and visibility into third-party access, even with unmanaged devices.
•
Enables a Fast, Resilient Experience for All Digital Interactions. Our NewEdge network is designed to be ultrafast, highly elastic, built for scale, and capable of providing cloud-delivered security and networking services directly where the users (human and non-human entities) and workplaces are, without performance trade-offs.

•
Enables Hybrid and Remote Work and Helps Customers Attract and Retain Talent. Our Netskope One platform provides full visibility from device to application, enabling IT and network teams to quickly diagnose and resolve traffic performance issues—oftentimes before they happen—allowing organizations to scale operations and support a distributed workforce through hybrid and remote work arrangements.
•
Reduces Cost and Complexity and Addresses Cybersecurity Talent Shortages by Enabling Organizations to Do More with Less. We simplify security, networking, analytics, and AI security for organizations by integrating fragmented point solutions into a unified cloud-native platform. By reducing reliance on legacy hardware appliances, sunsetting legacy data centers, and streamlining and thinning the on-premises footprint, organizations benefit from lower deployment and operational costs while enhancing efficiency. Our Netskope One platform reduces the operational burden on security and networking teams by automating routine security tasks and providing highly actionable, context-rich insights. With our Netskope One platform, organizations can streamline their security and networking operations, enabling fewer staff to manage complex hybrid and cloud environments effectively.
•
Enables an Open Ecosystem for the Benefit of the IT Industry and Customers. Netskope Cloud Exchange ("NCE") champions an open ecosystem by offering seamless integration with hundreds of cloud services, IT platforms, and third-party applications. Our comprehensive suite includes more than 100 pre-built integrations, many of which can operate across multiple systems right out of the box, allowing businesses to employ best-of-breed solutions from different IT vendors, providing flexibility while prioritizing security. NCE's open architecture also promotes and supports open industry standards, allowing organizations to quickly scale and leverage their investments without being locked into proprietary solutions.

Our Growth Strategies

We are executing a disciplined, multi-pronged approach to drive new customer acquisition worldwide and expand and upsell our solutions across our installed base. Key elements of our growth strategies include:

•
Win New Customers. We are executing a disciplined approach to expanding our presence across major accounts, enterprises, and the mid-market.
•
Expand within Existing Customers. We drive growth within our existing customer base by expanding the adoption of our Netskope One platform through product cross-sell and by expanding deployments across additional customer business units, use cases, and geographies.
•
Broaden Reach into the Public Sector. We are investing in the acquisition of public sector customers to capture additional revenue streams and diversify our customer base, including U.S. federal government agencies, supported by our recent FedRAMP High Authorization. In addition, we maintain an extensive portfolio of third-party assessments and certifications for government sectors worldwide, including SSAE-18/SOC-2 Type 2, HIPAA/HITECH, CSA STAR Level 2, and ISO 27001/27017/27018 for international markets. We also hold certifications in Germany (C5), UK (Cyber Essentials), Australia (IRAP), Canada (Protective-B), and Spain (Esquema Nacional de Seguridad). We have also self-certified under the EU-U.S. Data Privacy Framework (EU-U.S. DPF), the UK Extension to the EU-U.S. Data Privacy Framework (UK Extension to the EU-U.S. DPF), and the Swiss-U.S. Data Privacy Framework (Swiss-U.S. DPF). These assessments demonstrate our commitment to security and compliance across various industries and geographies to further penetrate new customer categories.
•
Grow our International Footprint. We have strategically invested in and expanded our international presence, particularly in Europe, the Middle East and Africa ("EMEA"), and Asia Pacific and Japan ("APJ"). We also intend to continue growing our customer base through additional investments in new key regions, including Southeast Asia, Japan, Latin America, and the broader European and Middle Eastern regions.

•
Expand our Domestic Footprint. We have built a substantial business internationally over the years, and we are now even more focused on increasing the size of our Americas salesforce to drive increased growth, especially in the United States. Our go-to-market strategy prioritizes comprehensive sales, solutions engineering, and channel enablement, equipping our teams to accelerate customer acquisition and platform adoption.
•
Grow our Partner Ecosystem. Our partner ecosystem enhances the distribution of our platform and expands our go-to-market reach. We continue to expand our channel partnerships with value added resellers ("VARs"), distributors, technology alliance partners, system integrators, managed service providers ("MSPs"), and global telecommunications service providers to continue to grow efficiently.
•
Enhance our Platform Capabilities through Strategic M&A. When we evaluate companies externally, we look for great technical teams who fit our culture of collaboration, innovation, and putting customers first. We prioritize those who, like us, have architected and built their technology leveraging modern methods so that it can ultimately be seamlessly integrated to support our unified platform strategy. When we acquire a company for its technology and talent, we have a dedicated team and process to relentlessly focus on integrating the technology into our platform in a holistic fashion.

Our Products and Platform

The Netskope One Platform

Organically-Built; Truly Unified

Security
Enterprise Browser
Data Security Posture Management
SaaS Security Posture Management
Remote Browser Isolation
Private Access (ZTNA)
Threat Protection
Next-Gen Secure Web Gateway
Data Loss Prevention (Inline, Endpoint, Email)
DLP on Demand
Cloud Access Security Broker
Cloud Inline Security

Networking
DNSaaS
Cloud TAP (Packet Streaming)
IoT/OT Intelligence
China for Multinationals
Dedicated Egress IP
SD-WAN
Firewall-as-a-Service

Analytics
Data Lineage
Digital Experience Management
User Entity Behavior Analytics
Advanced Analytics

AI Security
AI Guardrails
AI Gateway
Agentic Broker
AI Red Teaming

PLATFORM CAPABILITIES

SkopeAI Models

Zero Trust Engine
Context Awareness | Policy Definition | Policy Enforcement

Modern Cloud, AI, Data, and Network Proxy

Common Data Fabric

NewEdge Network Software
Traffic Management | Route Control | Egress IP Management

NewEdge Global Private Cloud

Our Netskope One platform is our comprehensive solution that integrates security, networking, analytics, and AI security products into a single, unified platform.

Security. Our platform is designed to address the complex and rapidly evolving needs of modern organizations by providing a robust suite of security products. These products include the following:

•
Cloud Inline Security: Provides real-time inline data protection and threat defense for an organization's cloud and SaaS traffic of any type, inclusive of corporate and shadow usage, with the ability to decode application context and control application activities, continuously inspecting and securing traffic from users, devices, IoT/OT, applications, and AI to cloud services, while accelerating performance.
•
Cloud Access Security Broker ("CASB"): Delivers comprehensive and adaptive visibility and security controls for cloud and SaaS in an out-of-band manner, including access control, threat, and data protection. Our CASB can combine its out-of-band capabilities such as data and threat detection and inventory, remediating controls, and event log analysis, with our real-time preventive controls for human and non-human entities across the digital landscape for all cloud-based services and applications. Our CASB also features dedicated connectors to applications such as Perplexity AI, Microsoft Power

Automate, Google Gemini, Cursor AI, Google AI Assistant, MS365 Copilot, and AWS Bedrock that allow for a far higher and more granular set of controls.
•
Data Loss Prevention ("DLP"): A comprehensive and advanced DLP solution that discovers and secures sensitive data across web, cloud, AI, private applications, networks, email services, endpoints, users, and devices. Our DLP solution includes four products: Inline, Endpoint, Email, and Non-Web.
•
Threat Protection: This provides high-efficacy threat detection and blocking for advanced malware (such as ransomware), phishing, and other threats. It uses a comprehensive, multi-engine approach with anti-malware, intrusion prevention, and multistage sandboxing with deobfuscation and recursive file unpacking, machine learning for risky malware file types, detonation, and MITRE ATT&CK analysis for over 30 file types, patient zero protection and alerts, and sandbox and retrohunt APIs. All of them are enhanced with curated threat intelligence from threat sources that include millions of indicators from our Netskope One platform and Netskope Threat Labs and are updated multiple times per hour.
•
Next-Gen Secure Web Gateway ("Next-Gen SWG"): Our Next-Gen SWG goes well beyond traditional SWGs, which only provide web filtering and basic TLS decryption. Our Next-Gen SWG performs high-performance, highly resilient transport layer security ("TLS") decryption and incorporates cloud inline security and threat protection capabilities to prevent malware, detect advanced threats, filter websites by category, protect data, and secure the web, applications, AI, and cloud services within a single-pass architecture for users, non-human entities, and more, irrespective of location.
•
Private Access / Zero Trust Network Access ("ZTNA"): With Private Access, enterprises can fully replace their legacy virtual private network (“VPN”) with a cloud-based, remote access solution that we believe offers superior performance and tighter security based on zero trust principles. Leveraging identity, risk, and context scoring for each interaction's originator (managed or unmanaged user devices, IoT/OT devices, and more), Private Access extends and enforces adaptive access. Netskope Private Access also features a new AI agent that gives administrators automated insight into their ZTNA deployments, providing automated segmentation policy recommendations and auditing of existing policies for vulnerabilities or optimization.
•
Remote Browser Isolation ("RBI"): RBI isolates risky and uncategorized websites by downloading and assembling web pages into a cloud-based container and mapping them into safe images that are presented to end-users, delivering seamless, safe viewing of websites, and isolating end-user devices from potentially malicious website code.
•
SaaS Security Posture Management ("SSPM"): SSPM is designed to continuously monitor and harden critical SaaS applications by removing risky integrations and implementing enhanced security settings and entitlement controls, all in alignment to industry security benchmarks and customer specific best practices. SSPM also reduces misconfiguration-related security and compliance risks.
•
Data Security Posture Management ("DSPM"): DSPM automates data security and governance by empowering security and compliance teams to automatically discover and classify data, provide access governance, and monitor risky data use for structured, unstructured, and semi-structured data in the cloud and on-premises, including data lakes and data warehouses. This also includes data lineage capabilities by providing visibility and analytics to help organizations track and assess the provenance of data everywhere it rests, moves, and is used.
•
Enterprise Browser: Enterprise Browser streamlines the security of how unmanaged devices and the extended enterprise connect to the web, applications, AI, and other corporate resources. It seamlessly integrates and leverages all other products in the Netskope One platform to deliver a secure and performant end user experience globally. This is a crucial difference from "standalone" enterprise browser tools, because organizations can rely on seamless, secure access to web sites and applications for unmanaged devices and temporary workers, and can also prevent data leakage to applications and unmanaged devices by consistently applying adaptive policy controls.

Networking. Our platform incorporates a range of networking products that enhance performance, resilience, connectivity, and security. These include the following:

•
Firewall-as-a-Service ("FWaaS"): Delivers FWaaS for egress traffic, controlling, and protecting traffic from layer 3-7 for all ports and protocols. FWaaS traffic is inspected by our threat and data protection capabilities and is secured by comprehensive domain name system ("DNS") security.

•
IoT/OT Intelligence: Provides visibility into connected devices across enterprise networks and branch offices, securing IoT and OT devices through context-driven classification, risk assessment, network segmentation, and access control.
•
Software-Defined Wide Area Network ("SD-WAN"): Provides secure, reliable connectivity for each branch, cloud, remote user, or IoT/OT device, delivering consistent performance and unified policy enforcement.
•
Dedicated Egress Internal Protocol ("IP"): Provides organizations with unique, static IP addresses for their outbound traffic, allowing organizations to ensure their cloud- or AI-bound traffic originates from a consistent, allowlist-friendly IP address and to exert stricter security control using conditional access policies.
•
Cloud Packet Stream: Extends comprehensive visibility and analysis by mirroring customer traffic from our Netskope One platform so that it can be ingested directly by customer tools or exported into third-party vendor solutions for deeper analysis. This enables compliance, threat hunting, and performance monitoring use cases.
•
DNS-as-a-Service "DNSaaS": DNSaaS enables customers to point their DNS traffic to Netskope for DNS resolution, and subsequently protect users with DNS content filtering to filter DNS traffic based on business categories in addition to the DNS security support based on their company policies and industry best practices.

Analytics. Our platform also empowers organizations with rich insights into user activity, data movement, and security events across the web, cloud, SaaS, AI, private applications, and other environments. It also offers enhanced visibility into performance metrics and capabilities to detect, troubleshoot, and address performance degradation for human and machine-machine interactions. These products include:

•
Advanced Analytics ("Advanced Analytics"): Advanced Analytics allows customers to build custom queries and visualizations for Netskope-generated data, including event and signal correlations and risk identification, and to understand how their risk is being managed. It provides visibility and insights, among other things, into user activity, data movement, and security events across the web, cloud, SaaS, AI, private applications and other environments. Advanced Analytics also enables organizations to generate customized reports and dashboards for a variety of use cases including compliance, threat protection, and data protection.
•
User and Entity Behavior Analytics ("UEBA"): UEBA detects insider threats by analyzing traffic and user behaviors across the web, cloud, SaaS, AI applications, endpoint processes, data stores, data warehouses, data lakes, private applications, shadow IT, and public-facing custom applications, applying AI/ML and statistical analysis to spot anomalous activities and implement dynamic user trust score based on inline access control.
•
Digital Experience Management ("DEM"): DEM offers enhanced visibility into performance metrics for human and non-human entities, and includes telemetry and tools to detect, troubleshoot, and address sources of performance degradation, whether these are related to the customer environment, the network interconnect, or the infrastructure.
•
Data Lineage ("Data Lineage"): Data Lineage builds upon our superior data security controls by enabling teams to track and visualize the movement of sensitive data across their entire organization, through various levels of origin, usage, and access— including visibility into when that data propagates or evolves.

AI Security. Our platform has long been capable of enabling the safe adoption of AI, but we recently introduced a new suite of products designed to help customers stay ahead of emerging AI security challenges through every step of their AI journey, from safe generative AI ("GenAI") usage to securing private large language models ("LLMs") to governing agentic communications. These products include the following:

•
AI Gateway ("AI Gateway"): Provides visibility, access, and runtime control into non-user traffic that organizations want to inspect in their own deployments (without needing to send it to the Netskope cloud).
•
Agentic Broker: Extends our existing AI visibility and security controls to public MCP-based communications.
•
AI Guardrails: Extends Netskope data and threat protection capabilities to stop AI-specific threats and provide thorough content moderation to govern AI-specific threats (e.g. prompt injection/jailbreaking) and inappropriate content (e.g. hate speech, crimes, or sensitive data requests), all through a single, unified view of incidents.
•
AI Red Teaming: Complements AI Gateway by stress-testing AI models to ensure production-readiness of an organization's private LLMs with adversarial prompts to discover and proactively resolve vulnerabilities.

Our dedication to AI/ML manifests in various critical areas of our platform, including:

•
AI Operations: We harness AI for workflow automation, application health monitoring, root cause analysis, and adaptive incident prioritization.
•
Behavioral Analysis: AI-driven detection and statistical modeling identify anomalous behaviors linked to malicious insiders, compromised accounts, brute-force attacks, and data exfiltration.
•
Cloud Security: Our ML models classify cloud applications, assess risks, and evaluate connection reliability to enhance overall cloud security.
•
Data Security: We leverage natural language processing ("NLP"), LLMs and computer vision techniques to accurately and efficiently identify sensitive documents and images.
•
GenAI for Security: We utilize GenAI technologies to provide policy recommendations, answer routine queries, and optimize internal processes, documentation, and workflows.
•
IoT/OT and Device Intelligence: AI-powered classification and dynamic device grouping enable advanced anomaly detection using multiple ML techniques.
•
SD-WAN: AI/ML-driven anomaly detection for wide-area network ("WAN") access.
•
Threat Detection: We enhance malware and phishing URL detection by using ML methods that complement signature, heuristics, and sandbox techniques.
•
Web Security: NLP and computer vision models enable scalable, intelligent website content filtering and categorization.

Our platform is continually evolving, with ongoing innovation and new products being added to the platform. We are committed to staying at the forefront of security, networking, analytics, AI, and technology by providing a platform that meets the ever-changing needs of our customers. Our focus on innovation allows us to provide cutting-edge solutions that help businesses navigate the complexities of the digital world.

Netskope NewEdge Network

Underpinning its network performance advantages, the efficient processing of traffic within our NewEdge network data centers is achieved by security and networking functions implemented as scalable microservices. These microservices operate independently, while efficiently sharing resources, and their architecture enables intelligent, scalable, and high-performance traffic processing while incorporating rich context and performing deep inspection. Our NewEdge network also leverages a single-pass design that is designed to minimize the performance impact of multi-layered traffic processing and achieve the lowest possible latency, supporting a superior end-to-end user, device, and application experience. Our NewEdge network is backed by a latency guarantee of 10 milliseconds for non-decrypted traffic, 50 milliseconds for decrypted traffic inspection, and 99.999% uptime.

From a network and service resilience perspective, our NewEdge network implements a layered approach beginning with its extensive global footprint of data centers positioned strategically at the edge, as close to users, devices, and sites as possible. Our infrastructure plans are intended to ensure consistent availability of abundant capacity, adding resources in regions well ahead of anticipated demand, and prioritizing adding new data centers in existing regions (where possible) to maximize resilience and capacity rather than expanding existing facilities. Regardless of which data center traffic egresses from, NewEdge Localization Zones ensure that end users always receive local content, in the appropriate local language, without running into legacy issues with geo-fencing or blocking. In addition to positively impacting the overall digital experience, this is important for resilience, as well as compliance with data sovereignty regulations important for networking and security teams.

To achieve our overall resilience objectives, we implement proactive measures such as Auto Failout, which is designed to automatically remove data centers from service if performance degradation is detected. Additionally, our innovative NewEdge Traffic Management technology connects users or non-human entities to the "nearest" data center based on the best performance, determined by round-trip time latency measurements. This system maintains awareness of nearby data centers so that during a service impairment event, connections can automatically shift to the next best-performing data center within seconds and without manual intervention. In addition, we leverage AI/ML to optimize access and performance of applications throughout our entire network and to troubleshoot network availability.

Our convergence of networking and security also extends to branch and multi-cloud environments through our Netskope One Gateway ("Netskope One Gateway"), forming a new thin, lightweight on-premises network edge. Our Netskope One Gateway, available in physical, virtual, cloud, or client form factors, consolidates SD-WAN and a range of local network services such as routing, WiFi, 5G, firewall, intrusion prevention system ("IPS"), IoT/OT intelligence, DEM, and Edge Compute, along with a seamless on-ramp to our Netskope One platform, into one simple, zero-touch provisioned device. This microservices-based architecture is designed to eliminate the need for disparate network and security appliances at each location, reducing complexity and cost at scale. Netskope One Gateway software also runs as a service within our NewEdge network to optimize transcontinental site-to-site and site-to-cloud traffic. Combining our SD-WAN product at the network edge with our Security Service Edge ("SSE") offering enables organizations to achieve a true Secure Access Services Edge ("SASE") architecture that converges security and networking in a single platform, delivering secure and optimized connectivity for users and applications, regardless of their location.

Sales and Marketing

Sales

Our sales strategy is built on a disciplined categorization of our customer base and strong focus on customer success that drives recurring revenue growth worldwide. Our customers fall into three main categories:

•
Major Accounts, which are customers with 40,000 or more employees;
•
Enterprises, which are customers with 2,000 to 39,999 employees; and
•
Mid-Market, which are customers with fewer than 2,000 employees.

Our land-and-expand approach is core to our sales strategy. We typically establish an initial foothold with a customer through two or more products. Our platform's unified architecture, ease of deployment, and broad coverage of modern security, networking, analytics, and AI security use cases simplify expansion efforts, making it easier for our sales and customer success teams to increase user count, add new products, address new use cases, and deepen customer adoption of our platform over time. We also maintain continuous customer engagement through our direct sales force, channel partners, and global customer success team to support the expansion.

Marketing

Our marketing strategy is designed to grow our brand awareness, generate a robust opportunity pipeline, showcase our technological and platform leadership, and ultimately drive organizations to evaluate us, as we have a high win rate once organizations try our Netskope One platform. Our digital-first, account-based approach targets key decision-makers in IT, security, and networking—ensuring that our message is both consistent and compelling across global and regional markets. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication. We host online virtual events focused on key industry topics, such as SASE Week and Data Security Converged, to reach thousands of professionals wherever they are.

We focus our marketing efforts across the entire customer's journey with content designed to educate and help professionals evaluate solutions. Our approach to content includes producing our own Security Visionaries Podcast, creating use case demo videos, and writing educational books such as The Cyber Savvy Board Room. We also run large-scale events, including the global SASE

Summit, which spans over 30 cities worldwide and provides a platform for industry leaders, customers, and partners to engage with our latest innovations. We also engage in regional events that target specific industries or customer personas, as well as large tradeshows such as the RSA Conference, AWS re:Invent, and Black Hat.

Partnerships and Strategic Relationships

We collaborate with a variety of technology and ecosystem partners through direct partnership and our NCE. NCE offers customers a powerful and simple integration tool to leverage their IT investments, offering seamless integration with hundreds of IT platforms, cloud services and third-party application partners.

We have also forged strong technology partnerships with leading companies such as Amazon, CrowdStrike, Google, MetTel, Microsoft, Okta, and Telstra. These relationships provide significant value to our joint customers through bi-directional integrations. Each partnership includes well-established go-to-market strategies, agreed-upon business objectives, and commitments such as bi-directional referral programs and cloud marketplace initiatives where applicable.

Our partner ecosystem encompasses premier VARs, distributors, technology alliance partners, global system integrators, service providers, MSPs, and global telecommunications service providers, allowing us to serve a diverse range of accounts from large multinationals to mid-market enterprises around the world.

Research and Development

Our research and development team is responsible for the design, development, testing, operation, and quality of our platform. This investment has resulted in over 270 patents related to AI/ML, anomaly detection, cloud risk, cloud application classification, cloud security, data protection, encryption, inline inspection, IoT, networking, private application access and control, posture management, threat protection, and user and entity behavior and analytics. Our research and development team includes our Netskope AI Labs team, whose contributions have led to over 50 AI/ML patents granted and over 190 AI/ML models deployed. Our research and development leadership team is located in Santa Clara, California, supported by our Centers of Excellence located across the Americas, Europe, and Asia.

Threat Research

Our Netskope Threat Labs team discovers, analyzes, and designs defenses against the latest web, cloud, and AI threats affecting organizations. With original research and in-depth analysis of web, cloud, and AI-related threats—including cloud phishing, AI-generated phishing, scams, deepfakes, malware, ransomware, command and control, data exfiltration, and data exposure—Netskope Threat Labs protects organizations from malicious actors and contributes to the global security community with research, advice, and best practices.

Researchers, engineers, and data scientists on the team have collaborated to develop patented and AI-powered solutions in several key areas, including a phishing detection system designed to find fake login pages, multiple engines using static and dynamic analysis to detect evasive and targeted malware threats, and an innovative behavioral analytics platform that can identify hidden threats, including compromised devices, compromised accounts, and insider threats. Led by renowned security researchers, distinguished engineers, and principal architects with experience founding and leading companies in Silicon Valley and around the world, Netskope Threat Labs is based in our Santa Clara headquarters with team members worldwide. The researchers are regular presenters and volunteers at top security conferences, including DEF CON, Black Hat, and RSA Conference.

Competition

We face competition from large, well-known companies that offer security, networking, analytics, and/or AI security within their product portfolios, and vendors with whom we have not traditionally competed but who may either introduce new products or incorporate features into existing products that compete with our platform and products. We consider the following types of companies our competitors or potential competitors:

•
Independent IT security vendors, which offer a mix of network and/or security products;

•
Large networking and other vendors that offer security appliances and/or incorporate security capabilities into their networking products and other services;
•
Companies with point solutions that compete with some of the features of our platform and products, such as proxy, firewall, CASB, sandboxing and advanced threat protection, DLP, encryption, load balancing, and VPN; and
•
Other providers of IT security services that offer, or may leverage related technologies to introduce, products that compete with or are alternatives to our platform and products.

Our primary competitors include companies such as Broadcom, Cisco, Fortinet, Palo Alto Networks, and Zscaler.

The principal competitive factors in the markets in which we operate include:

•
Delivering security from cloud with zero trust principles, regardless of location;
•
Platform extensibility, effectiveness, simplicity, and ability to integrate with security and networking ecosystems;
•
Reliability, availability, and scalability of the platform;
•
Rapid deployment and delivery of new capabilities;
•
Comprehensive approach to securing and accelerating performance across the digital landscape;
•
Price, total cost of ownership, and cost savings;
•
Brand awareness, reputation, and customer trust;
•
Strength of sales, marketing, and channel partnerships; and
•
Quality of customer support and ease of deployment.

We believe we are well-positioned against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical, and operational resources, larger sales and marketing teams, broader distribution networks, and established brand recognition. As competition intensifies, we must continue to innovate, execute on our go-to-market strategy, and expand our customer base to maintain and grow our market position.

Our Customers

Our customers rely on us to protect their sensitive data, stop threats, accelerate their digital interactions, and deliver significantly higher operational simplicity. They include some of the largest and most complex organizations around the world and across industries. As of January 31, 2026, we had 4,733 customers, which represented a 21% year-over-year increase from 3,913 customers as of January 31, 2025. As of January 31, 2026, approximately one-third of the Fortune 100 and approximately 19% of the Forbes Global 2000 were our customers. Furthermore, as of January 31, 2026, we had 1,531 customers with ARR over $100,000, representing 86% of our total ARR. This reflects a 22% year-over-year increase from 1,254 as of January 31, 2025.

Employees and Human Capital Resources

As of January 31, 2026, we had 3,281 employees. We also engage contractors and consultants. None of our employees are represented by a labor union or covered under a collective bargaining agreement other than mandatory collective bargaining and works councils in various EU and Latin American countries. We have not experienced any work stoppages due to employee disputes, and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain, and reward personnel through the granting of share-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Culture

For us, culture is paramount. We recognize that facing the rapidly escalating security and networking challenges of today demands more than just technology—it requires a unified team deeply committed to core values. This is why we employ a core philosophy of GRIT: Guts, Resolve, Integrity, and Tenacity. GRIT is not just an acronym; it permeates every aspect of how we operate.

GRIT embodies our:

•
Guts to proactively and boldly confront and solve evolving cybersecurity, networking, and IT challenges, to implement robust defenses, and create an exceptional user experience.
•
Resolve in our ability to withstand setbacks, learn from failures, and keep pushing forward in the face of adversity.
•
Integrity in how we conduct ourselves, with a steadfast commitment to ethical practices and "doing it the right way."
•
Tenacity in our relentless pursuit of progress—never settling, always striving to break new ground, and inspiring those around us to rise to every challenge with unwavering determination.

At the heart of our success are seven foundational cultural traits that guide how we innovate, collaborate, and deliver exceptional value to our customers, partners, team members, families, communities, and investors every day:

Be Collaborative and Transparent

Every one of our team members works hard, and we work together. Our company leadership is clear, open, honest, and transparent.

Cut the Bureaucracy

We have no place for politics or bureaucracy. Accountability matters, everyone rolls up their sleeves, and the best ideas win.

Make it Happen

Whether it is a customer need, a new industry innovation, or enabling our best partners, we make it happen. No excuses. It is in our DNA.

Put Customers First

The success of our customers means more to us than anything else. We earn their trust by being in the trenches with them. Their success is our top priority—and we always have their back.

Innovate Boldly

We challenge the status quo to deliver cutting-edge solutions. By pushing boundaries and embracing fresh ideas, we drive innovation without compromise.

Strengthen our Communities

We give back by sharing our time, energy, and resources to improve the places where we live and work. Supporting our communities is a core part of who we are.

Cultivate Belonging

We intentionally create an inclusive environment where everyone feels valued and heard. A sense of belonging fosters creativity, openness, and trust across our people, customers, partners, and products.

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of January 31, 2026, we had over 270 issued patents and over 100 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2026 and 2045 and cover various aspects of our platform and products. In addition, we have registered "Netskope" as a trademark in the United States and other jurisdictions, and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include "Netskope"—including "Netskope.com"—and also many variations.

In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our employees, consultants, and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our subscription agreements

Government Regulation

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations applicable to our business or to our customers, including, but not limited to, those pertaining to global trade, anti-corruption, anti-bribery, anti-money laundering, business acquisitions, consumer and data protection, privacy, business resiliency, employment, labor, use of AI and ML, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see the section titled "Risk Factors—Risks Related to Laws and Regulations."

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement, and all amendments to these filings, are available free of charge from our investor relations website (https://investors.netskope.com/financials/sec-filings) as soon as reasonably practicable following our filing with or furnishing to the Securities and Exchange Commission ("SEC") of any of these reports. The SEC’s website (https://www.sec.gov) contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We use our investor relations page on our website (https://www.netskope.com), press releases, public conference calls, and social media as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

The contents of any website referred to above are not incorporated into this Annual Report on Form 10-K or in any other report or document we file.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any such risks or any of the following risks occur, our business, results of operations, and financial condition could be materially and adversely affected. Also, the price of our Class A common stock could decline due to any of these risks, and as a result, you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described more fully below in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and prospects. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

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

We have experienced net losses in each period since inception. We generated net losses of $679.4 million, $354.5 million, and $344.9 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. As of January 31, 2026, we had an accumulated deficit of $2.6 billion. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We expect our operating expenses will increase over time as we continue to invest meaningfully in expanding our sales force, increasing our marketing efforts, expanding into new markets and further developing our technology architecture and platform, and as we incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. In addition, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and products to new and existing customers. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be effective. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and the trading price of our Class A common stock may significantly decrease.

In addition, in the several quarters following the completion of our initial public offering ("IPO"), we expect to recognize significant stock-based compensation expense related to certain outstanding restricted stock units ("RSUs"). While the performance-based condition was satisfied in connection with the IPO, these equity awards remain subject to ongoing service-based vesting conditions and, in certain cases, market-based vesting conditions, which has resulted and will contribute to increases in our operating expenses and will negatively impact our ability to achieve profitability in future periods.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We were founded in 2012 and have been growing rapidly over the last several years, with revenue of $709.0 million, $538.3 million, and $406.9 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively, and we may continue to experience rapid growth in the future. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our platform and products from existing and new customers, a failure by us to capitalize on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, our revenue growth rate has in the past declined, and we expect our revenue growth rate to decline in the future, as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, results of operations, and financial condition could be harmed.

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

To continue to grow our business, we must continue to add new customers. Our success in adding new customers depends on numerous factors, including our ability to offer a compelling platform and products; execute an effective sales and marketing strategy; attract, effectively train, and retain new sales, marketing, professional services, and support personnel in the markets we pursue; develop or expand relationships with channel partners, including system integrators, value added resellers ("VARs"), technology partners, and managed service providers (“MSPs”); expand into new geographies and vertical markets; deploy our platform and products for new customers; and provide quality customer support once deployed.

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

The market for security, networking, and analytics, including our platform and products, is rapidly evolving. We believe our future success will depend in large part on growth in the market for security, networking, and analytics. We also believe that our platform and products represent a significant shift from on-premises appliance-based security solutions. While cloud-based security, networking, and analytics solutions have seen increased adoption, traditional on-premises security and networking appliance and software solutions continue to be rooted in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in, and their familiarity with, such solutions. As such, it is difficult to predict future demand for cloud-based security, networking, and analytics or the success of competitive products, and, as a result, customer adoption and retention rates for these products and the future growth of this market. Any expansion in this market depends on a number of factors, including the cost, performance, perceived value associated with our platform and products and similar solutions of our competitors, and enterprises' potential preference to manage security with existing appliances and infrastructure alone as opposed to investing in a security, networking, and analytics platform such as ours. The markets for some of our products are new, unproven, and evolving, and our future success depends on growth and expansion of these markets. For example, we have invested and intend to continue to invest in the development and marketing of products to address the potential needs of AI usage by our customers, however the adoption of AI by our customers and their needs for managing AI are not certain. Trends in hybrid and remote work may also impact our business. For example, some large enterprises have publicly signaled an intent to reduce hybrid and remote work, and a widespread reduction in hybrid and remote work could adversely impact demand for our platform and products. If our platform and products do not achieve widespread adoption or there is a reduction in demand for our platform and products due to a lack of customer acceptance, technological challenges, competing products or solutions, concerns relating to privacy, data protection, or cybersecurity, decreases in corporate spending, changes in hybrid and remote work arrangements, the impact of AI, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations and financial condition.

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

We rely extensively on our ecosystem of channel partners, including VARs and distributors, technology alliances, service and telecommunications partners, MSPs, system integrators, and other strategic partners to deliver, customize, integrate, and manage our platform and products for substantially all of our customers. A significant portion of our sales also originates within our partner ecosystem. For example, sales through our top five partners and their affiliates, in aggregate, represented 35% of our revenue for fiscal 2026 and 33% of our revenue for fiscal 2025. We have experienced, and may in the future experience, consolidation in our partner ecosystem through the merger of certain of our channel partners, which may increase our reliance on individual channel partners. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners. Our arrangements with our channel partners are generally non-exclusive, meaning they may offer customers the products and services of several different companies, including products and services that compete with our platform and products. If our channel partners do not effectively market and sell our platform and products, choose to use greater efforts to market and sell our competitors' products or services, fail to meet the needs of our customers, or cease marketing our platform and products or providing services to us, our ability to grow our business and sell our platform and products may be adversely affected. Our channel partners may cease marketing our platform and products with limited or no notice and with little or no penalty. If one or more of our channel partners determines that it is unable to both provide services to us or cooperate with us in our go-to-market efforts while at the same time providing services to our competitors, those channel partners may cease marketing our platform and products or otherwise cease providing services to us or cooperating with us in our go-to-market efforts. Our ability to achieve revenue growth in the future will depend in part on our maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform and products. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, the demand for our platform and our products could decline, and our business, results of operations and financial condition could be materially and adversely affected.

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
•
the transition of our billing arrangement from multi-year to annual billing, which may impact the timing of billings and collections and result in fluctuations in operating cash flows and free cash flows from period to period;
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
•
military conflicts, natural disasters or other catastrophic events; and
•
litigation-related costs, settlements, or adverse litigation judgments.

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
•
evolving functionality demands.

Our sales force develops relationships directly with our customers, and together with our channel account teams, works with our channel partners on account penetration, coordination, sales and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. As a result, it is difficult to predict whether and when a sale will be completed.

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

We recognize most of our revenue ratably over the terms of our agreements with customers. As a result, a portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new subscription sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Additionally, subscriptions that are invoiced annually in advance or multi-year in advance contribute significantly to our short-term and long-term deferred revenue. We recently shifted more of our business to annual billing of multi-year contracts. As a result, our growth rate of billings and deferred revenues has declined and we expect it to continue to decline in subsequent quarters, and we may experience negative growth in billings or deferred revenue in certain quarters in the future. Accordingly, the effect of downturns or upturns in market acceptance of our platform and products, in new sales and our rate of renewals may not be fully reflected in our results of operations until future periods. Although our contracts are generally non-cancellable, customers could request to cancel existing arrangements under certain circumstances, which would adversely impact our results of operations.

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

New start-up companies that innovate and competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our platform and products, and our business could be materially and adversely affected if such technologies or products are widely adopted. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors would adversely affect our business, results of operations, and financial condition

If we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high levels of service, adequately address competitive challenges or maintain our corporate culture, and our business, results of operations, and financial condition would be harmed.

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

Historically, we have derived a significant portion of our revenue from outside the United States. During fiscal 2026, EMEA and APJ contributed 25% and 19% of our revenue, respectively, representing 36% and 30% year-over-year growth. As of January 31, 2026, approximately 67% of our full-time employees were located outside of the United States. We have offices in the United Kingdom, France, Spain, India, Taiwan, and other locations. We also host our network of data centers in 80 unique regions with more than 200 localization zones globally. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international operations will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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
•
fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business and related impact on sales cycles; and
•
the impact of military conflicts, natural disasters and catastrophic events on customers, partners, suppliers, employees, and the global economy.

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

We rely on a limited number of vendors and suppliers globally for certain of the equipment, software and services we use to operate our global data center network and provide our platform and products to our customers, including sole or limited sourced hardware, software and Software-as-a-Service ("SaaS") services. Our reliance on these vendors and suppliers exposes us to risks, including reduced control over costs and constraints based on the then-current availability, terms and pricing offered by these vendors and suppliers. For example, we generally purchase equipment or the components of equipment on a purchase order basis, with future delivery dates, but do not have long-term contracts guaranteeing supply beyond our purchase orders. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry, trade policy, or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our platform and products. While global economic conditions have not had a material impact on our supply chain to date, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. For example, industry demand to build new data centers to support the rapid expansion of AI has increased the cost of components and hardware we use in our global network infrastructure, and while we have sufficient quantities of components and hardware for our near term expansion plans, the cost of building new data centers in the future could significantly impact our expenses or affect the expansion of our global network. There is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. The availability or price of such components may also be impacted by global trade policy, including the introduction or modification of tariffs affecting such components. For example, the current U.S. presidential administration has and may continue to impose tariffs on countries globally. If our supply of certain components is disrupted or delayed, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all. Concentration among the vendors who host our co-located data centers may also increase our costs and exposure to business disruptions arising from our relationships with such vendors, including in the event that such vendors experienced a material service interruption or in the event that we are unable to renew our agreements with such vendors on terms that are favorable to us, if at all. Any disruption or delay in access to components, critical software and services that we use to operate our business may increase our costs, delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, or cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.

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

Competition for well-qualified employees in all aspects of our business, including sales, professional services, network engineering, AI/ML, and software engineering, is intense. We have from time to time experienced, and may in the future have, difficulty hiring and retaining employees with appropriate qualifications, and many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from our competitors or other companies, these employees' former employers may attempt to assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which may reduce their motivation to continue to work for us. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we are unable to hire, retain, train, and motivate our personnel, our business, operating results, and prospects may be harmed.

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

We derived approximately 11%, 10%, and 10%, respectively, of our revenue from sales of our platform and products to federal, state, local, and foreign governments and public universities in fiscal 2026, fiscal 2025, and fiscal 2024 and a part of our growth strategy is to pursue successful procurement of government and other public sector contracts. Factors that could impede our ability to maintain or increase the amount of revenue derived from the public sector include:

•
changes in fiscal or contracting policies;
•
decreases in overall levels of government spending or available government funding;
•
changes in government programs or applicable requirements;
•
the adoption of new laws or regulations or changes to existing laws or regulations; and
•
delays or changes in the government appropriations or other funding authorization processes, including government shutdown.

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

We believe that our significant presence in India and Taiwan provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of January 31, 2026, 29.5% of our global work force was based in India and 8.0% of our global work force was based in Taiwan, comprised mostly of R&D, support and operations professionals. Wage costs in India and Taiwan for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India and Taiwan are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals at a faster rate. There is intense competition in India and Taiwan for skilled technical professionals, and we expect this competition to increase. As a result, we may be unable to retain our current employee base in India and Taiwan or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low economic growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India and Taiwan operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or financial reporting standards or interpretations change, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the fair value allocation of multiple performance obligations in revenue recognition, the assumptions underlying the fair value used for equity-based compensation expense, the fair value of our 3.75% Convertible Senior Paid In Kind ("PIK") Toggle Notes due 2027 (as amended to extend the maturity date to 2028, (the "2028 Notes") and our 3.00% Convertible Senior PIK Toggle Notes due 2029 (the "2029 Notes" and, together with the 2028 Notes, the "Convertible Notes") and estimated useful lives, and impairment of intangible assets and goodwill arising from business combinations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

We rely on third parties to provide many essential financial and operational services to support our business. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to maintain the security of their services and provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, such as a compromise in security or any disruption in our ability to access their services or the internet, would materially and adversely affect our ability to manage our operations, and could adversely affect our reputation.

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

Our estimated market opportunity and growth forecasts included in this Annual Report on 10-K relating to our market opportunity and the expected growth in those markets are subject to significant uncertainty and are based on assumptions and estimates, which may prove to be inaccurate. The markets for cloud-based security, networking, analytics, and AI security are at an early stage and are rapidly evolving. As a result, the size and future growth of these markets are difficult to accurately estimate and subject to change. In addition, third-party estimates of our addressable markets reflect the opportunity available from all participants and potential participants, and we cannot predict with precision our ability to address this demand or the extent of market adoption of our platform and products.

Moreover, the market segments we are targeting may grow at different rates. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable businesses covered by our market opportunity estimates will purchase our products or generate any particular level of revenue for us. Any expansion in our market opportunity depends on a number of factors, including the cost, performance, and perceived value associated with our products and the products of our competitors. Moreover, even if this market meets our size estimate and experiences the forecasted growth, there can be no assurance that our business will serve a significant portion of this market, and we may not grow our business at a similar rate or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our estimated market opportunity and the forecasts of market growth included in this Annual Report on 10-K should not be taken as indicative of our future growth.

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

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. To remain competitive, we must continue to offer new security, networking, and analytics products, features, and functionalities and enhancements to our platform and products. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market, is essential. We may be unable to develop products, features, and functionality internally due to certain constraints, such as hiring and retaining employees with the necessary skills and experience, lack of management ability, or a lack of other research and development resources. Additionally, we have and will continue to incorporate AI into our product development and releases, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. Further, many of our competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may partner with or be acquired by larger companies resulting in the devotion of greater resources to our competitors' research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors, and our business, results of operations, and financial condition could be adversely affected. Moreover, our research and development efforts may not successfully anticipate market needs or result in significant new marketable products or enhancements to our platform and products, design improvements, cost savings, revenues, or other expected benefits. Any new products, features, or functionalities that we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to generate an adequate return on such investments, we may not be able to compete effectively, and our business and results of operations may be adversely affected. There can be no assurance that we will successfully identify opportunities for new products, develop and bring new products to market in a timely manner, achieve market acceptance of our platform and products, or that products and technologies developed by others will not render our platform, products, and technologies obsolete or noncompetitive.

If the global network of data centers that deliver our platform and products was damaged or otherwise failed to meet the requirements of our business, our ability to provide our platform and products to our customers and maintain the performance of our platform and products could be negatively impacted, which could cause our business to suffer.

We currently host our platform and products and serve our customers from a global network of over 125 data centers. While we have electronic access to the components and infrastructure of our platform that are hosted by third parties, we do not control the operation of these facilities. Consequently, we may be subject to service disruptions as well as a lack of adequate support for our data center operations due to reasons that are outside of our direct control. Our data centers are vulnerable to damage and connections to our data centers may be interrupted by a variety of sources, including terrorism, military actions, earthquakes, floods, fires, power loss, system or infrastructure failures, computer viruses, physical or electronic break-ins, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events, some of which may be exacerbated by the effects of climate change. Our data centers may also be subject to national or local administrative actions; changes in government regulations, including, for example, the impact of global economic and other sanctions like those levied in response to the current conflict between Russia and Ukraine; changes to legal or permitting requirements and litigation to stop, limit or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster, military strike or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in interruptions or delays in our platform and products, impede our ability to scale our operations or have other adverse impacts upon our business. In addition, if we do not accurately plan for our infrastructure capacity requirements or experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data centers, and our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and materially harm our business.

If networks, systems or data used in our business are or are perceived to have been breached or otherwise compromised, our platform and products may be perceived as insecure, our reputation may be damaged and our financial results may be negatively impacted.

Cyber attacks or other cybersecurity breaches, incidents, or disruptions with respect to our networks, systems, or applications, or those of our vendors, including loss or unavailability of, or unauthorized access to, or disclosure or other processing of, our proprietary, confidential, or sensitive information, including personal information, could disrupt our operations, compromise sensitive information related to our business or personal information processed by us or on our behalf, and expose us to liability, which could harm our reputation and adversely affect our business, results of operations, and financial condition. It is virtually impossible for us to entirely mitigate the risk of breaches of our platform or other security incidents affecting our platform or the systems, networks or data used in our business. As we grow, we may become a more attractive target for cyber attacks. Our security, networking, and analytics products analyze and otherwise process proprietary and confidential information, including personal information. Companies in our industry are subject to a wide variety of attacks on their networks and systems. As a well-known provider of security, networking, and analytics, we pose an attractive target for such attacks, and as our footprint grows larger, we may become an even more attractive target for cyber attacks. We and the vendors on which we rely, have previously experienced, and may in the future experience, various cybersecurity incidents and other attempts to access or disrupt our networks, systems, and applications. For example, in February 2023, we experienced a significant denial of service attack, which was mitigated within hours but temporarily impacted performance and some services. We face threats from a variety of sources, including sophisticated nation-state and nation-state supported actors, cyber criminals, terrorists, and politically motivated groups or individuals that pose risks to our networks and systems, our platform, our third-party service providers, and our customers' systems and the proprietary, confidential, or sensitive information, including personal information processed by us or on our behalf. The growth in state sponsored cyber activity, including those actions taken in connection with the current conflict between Russia and Ukraine, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our platform or to prevent breaches and other security incidents affecting our platform, internal networks, systems or data. Further, we may be unable to remediate or otherwise respond to any identified breach or other incident in a timely manner.

The nature of the attacks perpetrated against us and our vendors may include, among others, social engineering attacks (such as deep fakes), targeted phishing attacks, advanced attacks conducted or sponsored by nation-states or affiliated actors, advanced persistent threat intrusions, ransomware and other malware and malicious code, theft of sensitive information, exploitation of our platform and products as part of a supply chain attack against our customers, distributed-denial-of-service attacks, manipulation of data, ransomware, or others. Any of these attacks, if successful, can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. We currently expend significant, and may in the future be required to expend significantly more, capital and financial resources to protect against any such threats or to alleviate problems caused by breaches in security.

Moreover, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be increasingly difficult to integrate companies into our IT environment and security program successfully, or at all. In addition, advances in technology, including increased adoption of artificial intelligence technology by us and third-party partners, and an increased level of sophistication and expertise of hackers (including through the malicious use of artificial intelligence technology), may also increase the risks of cybersecurity incidents.

Despite significant efforts to create security barriers to safeguard against such threats, it is impossible for us to entirely mitigate these risks. Despite our security measures and our cybersecurity risk management program, our and our vendors' IT and infrastructure may be vulnerable to security risks, including loss or theft of, damage to, or unauthorized access to, use, disclosure or other processing of proprietary information or other customer data, employee error or misconduct, denial of service attacks, and other means to disrupt our platform or our or our service providers' networks and systems, and hacking attacks or other cyber attacks originated from our infrastructure. The security measures we have integrated into our networks, systems and platform, which are designed to detect unauthorized activity and help protect our proprietary, confidential, or sensitive information, including personal information, and to help prevent data loss and prevent or minimize security breaches, incidents, or disruptions, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, generally are not recognized until launched against a target, and may be difficult to discover for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. For example, threat actors may leverage emerging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, increase the frequency or intensity of attacks, and increase the difficulty of threat attribution and remediation. Such cyber attacks and other cybersecurity breaches, incidents, or disruptions may continue to evolve in frequency and sophistication, and we may be unable to anticipate these techniques and implement adequate preventative, detection, mitigation or other measures.

If an actual or perceived breach of security occurs with respect to, or an actual or perceived security incident impacts, us or any of our vendors, whether as result of third-party action, employee error, malfeasance, or otherwise, the market perception of the effectiveness of our security measures could be harmed, our brand and reputation could be impacted, we could lose potential sales and existing customers, our ability to operate our business could be impaired, we could be subject to claims, demands and litigation, regulatory audits, investigations, enforcement actions and other proceedings, additional reporting requirements, and restrictions on data processing, and we may be subject to fines or penalties or otherwise incur significant liabilities. Some of our contracts may contain relatively high limitations of liability for such events, and even where they do, there can be no assurance that any such limitations of liability are or will be sufficient to protect us from liabilities, damages, or claims related to any such actual or perceived breaches or incidents. Further, our platform and products may be perceived as less desirable, which could negatively affect our business and damage our reputation. Our ability to retain existing customers, expand product adoption and penetration with our existing customers, and acquire new customers is dependent upon our reputation as a trusted provider of security, networking, and analytics. The importance of our reputation in retaining existing business and acquiring new business is heightened by our focus on enterprise customers. In addition, we have numerous customers that operate in highly-regulated industries in which our customers' data is considered particularly sensitive, such as financial services and healthcare. An actual or perceived security breach or incident could damage our relationships with customers, result in the loss of customers, and make it more challenging to acquire new customers, and such damage would likely be heightened in the event a network or security breach or incident occurred in the highly-regulated industries we serve.

Our operations involve analyzing and processing our customers' and other third parties' confidential and proprietary information, including, in some cases, personal information. We have legal and contractual obligations with respect to the confidentiality and use of such information. Security incidents impacting our platform or the systems of our third-party service providers could result in a risk of loss of, damage to, or unauthorized access to or acquisition, use, disclosure, or other processing of the information we process on behalf of our customers. Any such actual or perceived incident could require notification under applicable laws and regulations or other actual or asserted obligations to which we are or may become subject and could lead to claims, demands, and litigation, regulatory audits, investigations, enforcement actions, and other proceedings, and fines, penalties and other possible liability, damage our relationships with our existing customers, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation, and remediation expenses, and have a negative impact on our ability to attract and retain new customers. Furthermore, any such incident, including a breach of our customers' systems, could compromise our networks or networks secured by our platform and products, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers' networks, and the information stored on or otherwise processed by our or our customers' systems could be accessed, disclosed, or otherwise processed without authorization, altered, lost, or stolen, which could subject us to liability and cause us financial harm. An actual or perceived breach of, or incident impacting, our networks, our customers' networks, those of our vendors or other networks secured by our platform and products, whether or not due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in expenditure of significant resources in efforts to analyze, correct, eliminate, or work around errors or defects, delayed or lost revenue, delay in the development or release of new products, features, or functionalities, an increase in collection cycles for accounts receivable, damage to our brand and reputation, negative publicity, loss of channel partners, customers and sales, increased costs to remedy any problem, increased insurance expense, and costly litigation.

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

Our platform and products may fail to detect or prevent security breaches or incidents for any number of reasons. Our platform is complex and may contain performance issues that are not detected until after its deployment. We also provide frequent product, feature, and functionality updates and enhancements, which increases the possibility of errors, and our reporting, tracking, monitoring and quality assurance procedures may not be sufficient to ensure we detect any such defects in a timely manner. We have in the past identified, and may in the future identify, vulnerabilities in our platform and products, including due to reporting from bounty hunting programs. Even once identified, addressing vulnerabilities may require customers to take action to reconfigure their systems or our product implementation to resolve such vulnerabilities, and customers' failure to timely take such actions may result in the perceived failure of our platform and products to perform satisfactorily. The performance of our platform can be negatively impacted by our failure to enhance, expand or update our platform, bugs, errors or defects in our software, improper classification of websites by our vendors who provide us with lists of malicious websites, improper deployment or configuration of our platform and products and many other factors.

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
•
decisions by the owners and operators of the data centers where our NewEdge global private cloud network ("NewEdge network") infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;
•
the occurrence of earthquakes, floods, fires, pandemics, power loss, system failures, physical or electronic break-ins, acts of war, international conflicts (such as the current conflicts between Russia and Ukraine and in the Middle East) or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
•
cyber attacks, including denial of service attacks, targeted at, directed toward, or otherwise impacting us, our data centers, our global telecommunications service provider partners or the infrastructure of the internet;
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
•
improper classification of Internet Protocol ("IP") addresses used to provide our platform and products as malicious sites by customers or third-party reputation services which result in access to or by our platform and products being restricted;
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

We host our platform and products primarily using our own dedicated private cloud infrastructure known as the NewEdge network. Although we have disaster recovery plans that utilize multiple locations, any incident affecting our infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, cyber attacks, terrorist, military or other attacks, public health issues, or other similar events could negatively affect our platform and products. A service disruption affecting our platform and products for any of the foregoing or other reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the NewEdge network, which would also likely require significant investments of time.

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

If our platform and products do not interoperate with our customers' systems and security infrastructure or with third-party products, websites or services, our platform and products may become less competitive, and our results of operations may be harmed.

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

A number of companies in our industry hold a large number of patents and also protect their copyright, trade secret and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they previously developed, have purchased or otherwise obtained. Many companies, including our competitors, may now, and in the future, have significantly larger and more mature patent, copyright, trademark and trade secret portfolios than we have, which they may use to assert claims of infringement, misappropriation and other violations of intellectual property rights against us and which may lead to litigation. For example, in 2022, we filed in the Northern District of California for declaratory judgement in response to communications by Fortinet alleging that we have been infringing certain of their patents, which proceedings and related litigation remain ongoing. In addition, intellectual property litigation may involve non-practicing entities or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. As we face increasing competition and gain an increasingly higher profile the possibility of intellectual property rights claims against us grows. Claims asserting that we are infringing third parties' intellectual property, even if without merit, could harm our business, including by increasing our costs, reducing our revenue, creating customer concerns that result in delayed or reduced sales, distracting our management from the running of our business and requiring us to cease use of important intellectual property. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Moreover, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Furthermore, because of the substantial amount of discovery required in connection with patent and other intellectual property rights litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

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

The regulatory frameworks for privacy, data protection, data processing, data sovereignty and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various laws and regulations addressing privacy, data protection, cybersecurity, information security, location of data and other regulations or requirements where we offer our platform and products around the world. We also may be or become subject to codes of conduct, rules or other actual or asserted obligations relating to privacy, data protection, data location, cybersecurity, information security, data processing or other matters, including such obligations promulgated or otherwise adopted by industry or other self-regulatory bodies or other cybersecurity or information security or data protection-related organizations. Further, we may be bound by additional, more stringent contractual obligations and other actual and asserted obligations, such as industry standards, relating to our collection, use, disclosure, storage, and other processing of personal and other information. We have numerous customers that operate in highly-regulated industries in which our customers' data is considered particularly sensitive, such as financial services and healthcare, and contracts with customers in these industries may require that we comply with the regulatory standards governing such customers' businesses. For example, in Europe, the Digital Operational Resilience Act (“DORA”), which aims to ensure the resilience of EU financial entities, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions, went into effect in 2025 and imposes additional requirements on certain service providers to such entities. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business. For example, the availability of our platform and products in certain jurisdictions has in the past been temporarily disrupted due to government actions requiring us to implement certain content moderation standards applicable under local law.

The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, use, storage, disclosure, and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information and, in some cases, obtain individuals' consent to use information for certain purposes. For example, the California Consumer Privacy Act took effect in January 2020 and was subsequently modified by the California Privacy Rights Act, which took effect in January 2023. Numerous other states have enacted, and others are expected to enact, privacy laws that have gone into effect, or will go into effect through 2026, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union's General Data Protection Regulation provides for substantial obligations relating to the handling, storage and other processing of information relating to individuals and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The UK’s data protection regime (the UK GDPR and Data Protection Act 2018) also imposes similar obligations relating to the processing of information and penalties of up to the greater of £17.5 million or 4% of global revenue.

We may also have certain obligations under the European Union’s Data Act (the “Data Act”), which took effect on September 12, 2025, and imposes certain service interoperability and switching obligations to enable users to switch between certain cloud service providers without undue delay or cost, as well as certain requirements concerning international transfers of, and governmental access to, non-personal data located in the European Economic Area. The Data Act may require us to adjust contract terms with customers, and may impact the duration of customer relationships, which could affect our business.

Additionally, Europe’s Network and Information System Directive (“NIS2”) and its implementing laws regulate cybersecurity risk-management and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of up to €10 million or up to 2% of the total worldwide revenue of the preceding fiscal year. The UK’s Network and Information Systems Regulations 2018 (“UK NIS”) similarly regulate cybersecurity risk-management and incident response capabilities of entities operating in a number of sectors in the UK and non-compliance with UK NIS may lead to fines of up to £17 million. Complying with NIS2, UK NIS,DORA, or other EU or UK cybersecurity laws, directives, and regulations may cause us to incur operational costs or require us to modify our data handling practices on an ongoing basis.

The number of emerging and existing data protection, privacy, sovereignty, and security laws and regulations creates the risk that obligations may be interpreted inconsistently between jurisdictions which may generate tension with our efforts to align our practices to comply with our privacy, data protection, data processing, and security obligations globally. Many of these laws and regulations impose substantial penalties for noncompliance.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security, data processing, data sovereignty, and telecommunications services in jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.

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

New legislation affecting the scope of information regulated by laws, regulations or other actual or asserted obligations where we or our customers and partners have operations, especially relating to classification of Internet Protocol addresses, machine identification, AI and ML, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or other uses or processing of data. We may be required to engage in significant expenditures and efforts in our attempts to comply with current and evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, cybersecurity, data sovereignty, and information security. Notably, public perception of potential privacy, data protection, or information security concerns—whether or not valid—may harm our reputation and inhibit adoption of our platform and products and subscriptions by current and future customers. Each of these laws and regulations, and any changes to these laws and regulations, or new laws and regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

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

Many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Cooperation and Development's ("OECD") Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. While the OECD continues discussions surrounding fundamental changes in the allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the "Pillar One" and "Pillar Two" proposals), on January 5, 2026, the OECD released administrative guidance that generally excludes U.S. multinational companies from certain minimum tax enforcement measures. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely impact our provision for income taxes, net income and cash flows and our operating results in future years.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2026, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of approximately $1.5 billion and $695.9 million, respectively, available to offset future taxable income. Approximately $1.3 billion of our federal net operating loss carryforwards may be carried forward indefinitely, but the deductibility of such carryforwards generally is limited to 80% of our current year taxable income. Beginning in 2026, $603.6 million of state net operating losses will begin to expire at different times. The remaining $92.3 million of state net operating losses will carry forward indefinitely.

As of January 31, 2026, we also had U.S. federal and California research and development and other tax credit carryforwards of $53.6 million and $36.1 million, respectively. If not utilized, the federal research and development tax credit carryforwards will begin expiring at different times beginning in 2032. Our California research and development tax credits may be carried forward indefinitely. Realization of these net operating loss and research and development tax credit carryforwards depends on future income, and there is a risk that a portion of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership by "5% shareholders" over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. As a result, if we experience one or more ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, our state carryforwards may be subject to similar and additional limitations.

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

On December 22, 2022, we issued $401.0 million in aggregate principal amount of our 2028 Notes, which, effective upon the completion of the IPO, mature on December 15, 2028. On September 30, 2024, we issued $75.0 million in aggregate principal amount of our 2029 Notes, which mature on August 1, 2029. We may also incur additional indebtedness to meet our future financing needs. We may be required to use a substantial portion of our cash flows from operations to pay interest, principal or other required payments on our indebtedness. The delivery of shares of our Class B common stock upon conversion of the Convertible Notes could result in significant dilution to our existing stockholders and further limit or preclude their ability to influence corporate matters. Based upon the outstanding aggregate principal amount and accrued and unpaid interest on such Convertible Notes as of January 31, 2026 and our initial public offering price of $19.00 per share, the Convertible Notes are convertible into 22,136,005 shares of Class B common stock, which would be approximately 7.8% of the voting power of our capital stock as of such date. Together with our executive officers, directors, and holders of 5% or more of our common stock, this concentrated control could significantly influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders. For a description of the terms of our Convertible Notes, as well as an illustrative calculation of the number of shares of Class B common stock issuable upon conversion of the Convertible Notes as of January 31, 2026 and the maturity date of the Convertible Notes, please see the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Notes."

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

In addition, a failure by us to comply with the covenants or payment requirements specified in our Convertible Notes could result in an event of default under the Convertible Notes, which would give the holders the right to default interest and a right to accelerate payment of the Convertible Notes. If the indebtedness under our Convertible Notes were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the indebtedness or sell sufficient assets to repay the indebtedness, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of January 31, 2026 and January 31, 2025, the principal and accrued interest of the outstanding Convertible Notes was $528.8 million and $509.9 million in the aggregate, respectively.

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

Our Class B common stock has 20 votes per share, our Class A common stock has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of January 31, 2026, holders of our outstanding Class B common stock held in the aggregate 97.3% of the voting power of our capital stock and will be able to control all matters submitted to our stockholders for approval. Additionally, our executive officers, directors, and holders of 5% or more of our common stock held, in the aggregate, approximately 61.6% of the voting power of our outstanding capital stock as of January 31, 2026. Our Chief Executive Officer and Chairman entered into a voting agreement with one of our non-executive co-founders for 2.1% of the voting power, resulting in an aggregate 11.0% of the voting power of our outstanding capital stock as of January 31, 2026. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.

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

In connection with the IPO, we and all of our directors and officers and the holders of substantially all of our outstanding Class A common stock and securities convertible into or exercisable or exchangeable (directly or indirectly) for our Class A common stock are entered into lock-up agreements with the underwriters. On March 13, 2026, the lock-up period expired and additional shares of our Class A common stock became available for sale in the public market.

In addition, we have in the past and may in the future use a sell-to-cover settlement method to satisfy tax withholding and remittance obligations associated with the vesting and settlement of RSUs held by our employees, under which shares of our Class A common stock are sold into the market on behalf of our employees to cover the associated tax withholding obligations. Such sales would cause dilution to our stockholders and could increase the volatility of the trading price of our Class A common stock. Because the purpose of the sell-to-cover transactions is to generate proceeds sufficient to satisfy tax withholding obligations, the exact number of shares sold depends on the sale prices of the Class A common stock in such transactions. In addition, the exact number of shares of our Class A common stock eligible for sale in the open market in connection with such tax withholding obligations may differ based on our stockholders' personal tax rates.

We have registered shares of Class A common stock that we may issue under our equity compensation plans. Subject to the satisfaction of applicable exercise or vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market as a result of being issued under such registration statement or pursuant to other securities law exemptions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

We maintain a cybersecurity risk management program designed to mitigate risks from cybersecurity threats to our business, products, systems, and data, including risks associated with third-party service providers. Our cybersecurity program provides a foundation for identifying, monitoring, evaluating, and responding to cybersecurity threats and incidents, including those associated with our use of software, applications, services, and cloud infrastructure developed or provided by third-party vendors and service providers. This program includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider: assessing the severity and overall risk of a cybersecurity threat or incident, implementing cybersecurity countermeasures and mitigation or remediation strategies, and informing the relevant members of our senior management team and, when appropriate, the Audit Committee and our Board of Directors.

We engage third parties, including vendors and other external service providers, to support our cybersecurity and data privacy processes. For example, we regularly engage independent third parties for penetration testing and evaluation of our various security compliance standards. We also conduct internal assessments of our cybersecurity risk management program. We periodically review and update our cybersecurity policies, standards and procedures, including to account for material changes in the threat and operational landscapes, as well as in response to legal and regulatory developments. Our team has established a continuous improvement process through which we regularly update our risk register against the evolving capabilities of adversaries and incorporate findings from internal and external testing. Further, we require mandatory training for all employees and contractors on our cybersecurity and privacy policies. We also have processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, we perform diligence on our vendors and prospective vendors regarding their cybersecurity posture.

An incident response team is responsible for the monitoring and disposition of potential occurrences such as data breaches, intrusions, and other security incidents and implementing our detailed incident response plan. Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, and post-incident recovery designed to safeguard the confidentiality, availability, and integrity of our information assets.

In fiscal 2026, and through the filing of this Annual Report on Form 10-K, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such an incident could potentially have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board of Directors oversees our overall enterprise risk management. Our cybersecurity risk management program is integrated with our overall enterprise risk management and is prioritized for Board oversight through the Audit Committee. The Audit Committee receives periodic updates from our Chief Information Security Officer ("CISO") regarding cybersecurity risks and the Company’s cybersecurity program, which may include updates on threat environment, security program initiatives, incident response preparedness, and significant risk areas.

Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures, and maintaining cybersecurity programs. Our cybersecurity program is led by our CISO, who regularly reports to senior management and provides updates to the Audit Committee. The CISO works directly with the internal security team to support oversight of cybersecurity risks across the Company.

Our CISO has substantial cybersecurity experience, and has held senior leadership positions at publicly traded companies in the technology industry. The CISO’s leadership team, which consists of seasoned information security professionals with experience at globally recognized organizations, works to ensure that we maintain a robust and comprehensive approach to cybersecurity oversight.

Item 2. Properties.

We are headquartered in Santa Clara, California, where we lease approximately 43,000 square feet of office space pursuant to a lease which expires in 2030, with an option to extend for an additional 5-year period up to 2035. We lease additional offices in other locations, including Missouri, the United Kingdom, France, India, Spain, and Taiwan. We also lease space in highly secure colocation facilities for our data centers in over 80 regions across the globe.

We lease all of our facilities and do not own any real property. We believe that our existing facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from activities in the normal course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, and cash flows. Defending any legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information Common Stock

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “NTSK” since September 18, 2025. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock and Class C common stock are not listed nor traded on any stock exchange.

Holders of Record

As of March 24, 2026, we had 95 holders of record of our Class A common stock, 228 holders of record of our Class B common stock, and no holders of record of our Class C common stock. Because many of our shares of Class A common stock are held in street name by brokers, institutions, and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and growth of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Initial Public Offering of Common Stock

In September, 2025, we completed our IPO, in which we issued and sold 54,970,000 shares of our Class A common stock, at a public offering price of $19.00 per share. We received net proceeds of approximately $992.2 million, after deducting underwriting discounts and commissions of $52.2 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-289786), as amended (the “Registration Statement”), declared effective by the SEC on September 17, 2025. Morgan Stanley & Co. LLC acted as the representative of the underwriters for the offering. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus for the IPO dated as of September 17, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on September 18, 2025.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability under that Section, and shall not be deemed to be incorporated by reference into any of our filing Inc. under the Securities Act or Exchange Act generally.

We have presented below the cumulative total return to our holders of our Class A common stock between September 18, 2025 (the date our Class A common stock commenced trading on Nasdaq) through January 31, 2026 in comparison to the Standard & Poor’s 500 Index and iShares Expanded Tech-Software Sector ETF (IGV). All values assume a $100 initial investment and data for the Standard & Poor's 500 Index and iShares Expanded Tech-Software Sector ETF (IGV) assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, and includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2026, 2025, and 2024 are referred to herein as fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Unless the context otherwise requires, all reference in this Annual Report on Form 10-K to "we", "us", "our", "our company", and "Netskope" refer to Netskope, Inc. and its subsidiaries. Unless otherwise indicated, references to our "common stock" include our Class A common stock and Class B common stock.

A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2026 compared to the fiscal year ended January 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the final prospectus for our initial public offering ("IPO") dated as of September 17, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on September 18, 2025 (the "Final Prospectus")

Overview

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

Recent Developments

In September 2025, we completed our IPO, in which we issued and sold an aggregate 54,970,000 shares of our Class A common stock at a public offering price of $19.00 per share, including 7,170,000 shares pursuant to the exercise of the option granted to the underwriters to purchase additional shares. We received net proceeds of approximately $992.2 million after deducting underwriting discounts and commissions of $52.2 million.

In addition, in connection with the IPO, all outstanding shares of convertible preferred stock were automatically converted into 218,897,608 shares of Class B common stock.

During the third quarter of fiscal 2026, we recognized a total of $415.8 million in stock-based compensation expense and related payroll taxes, of which $402.1 million was stock-based compensation expense associated with Restricted Stock Units ("RSUs"), including $56.7 million associated with Performance-based Stock Units ("PSUs"), resulting from the satisfaction of the liquidity-based vesting condition upon the effective date of the Registration Statement filed in connection with our IPO. To meet the related tax withholding obligation for the RSUs settled during the third quarter of fiscal 2026, we withheld 5,960,339 shares out of the 14,009,204 shares of Class B common stock issuable to the holders of such vested RSUs, and paid the withholding taxes based on the IPO price per share for the total shares withheld.

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

	As of January 31,
	2026	2025
Dollar-based net retention rate(1)	116%	113%

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

Components of Results of Operations

Revenue

We generate revenue primarily from subscriptions to the more than 25 products within our Netskope One platform, along with related support services. Subscription revenue accounted for approximately 99% of the Company's total revenue in fiscal 2026 and fiscal 2025. Customers do not take possession of cloud-based software; instead, our commitment is to provide our security, networking, and analytics platform throughout the contractual term. As a result, we recognize subscription revenue ratably over the contract term, which typically ranges from one to three years.

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

Additionally, we have made significant strategic investments to expand the global coverage of our NewEdge network to serve enterprises worldwide, which has historically increased our cost of revenue. As we have built our NewEdge network to include data centers in 80 unique regions with more than 200 localization zones globally, we do not anticipate future expansion requirements at the same rate. We expect the level of investment as a percentage of revenue to decrease over the long term as we realize the benefits of scale and operating leverage from previous investments we have made.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue and gross margin is gross profit expressed as a percentage of revenue. Both gross profit and gross margin have been and will continue to be affected by various factors, including the costs associated with infrastructure and services.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Employee-related compensation expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and in the case of sales and marketing expenses, sales commissions. Operating expenses also include other non-employee costs such as cloud infrastructure expenses, office leases and facilities-related expenses, fees for third-party professional services, and costs associated with software and subscription services.

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

Loss on Changes in Fair Value of Convertible Notes

We issued Convertible Notes (as defined below) in December 2022 and September 2024. We have elected to account for the Convertible Notes using the fair value option under Accounting Standards Codification ("ASC") 825, Financial Instruments. As a

result, we are required to determine the fair value of the Convertible Notes on a quarterly basis using a complex valuation model. If the fair value of the Convertible Notes increases during a given period, we recognize a loss on the change in fair value of Convertible Notes in our statement of operations for that period. Conversely, if the fair value of the Convertible Notes decreases, we recognize a gain on the change in fair value of Convertible Notes in that period.

Other Income, net

Other income, net consists primarily of interest income, amortization of premiums and accretion of discounts on investment, convertible note issuance cost, and gains and losses from foreign currency transactions.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against net U.S. federal and state deferred tax assets as it is more likely than not that they will not be realized based on our history of losses.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Because we have a valuation allowance on our U.S. deferred tax assets, the tax law did not impact tax expense or cash paid for taxes for fiscal 2026 when the law was enacted.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Revenue	$708,997	$538,268	$406,883
Cost of revenue(1)	226,328	190,369	163,633
Gross profit	482,669	347,899	243,250
Operating expenses:
Sales and marketing(1)	393,742	280,828	263,096
Research and development(1)	509,029	254,189	224,496
General and administrative(1)	232,477	68,623	68,456
Total operating expenses	1,135,248	603,640	556,048
Loss from operations	(652,579)	(255,741)	(312,798)
Loss on changes in fair value of convertible notes	(34,256)	(98,627)	(38,575)
Other income, net	18,782	4,101	13,305
Loss before provision for income taxes	(668,053)	(350,267)	(338,068)
Provision for income taxes	11,335	4,243	6,784
Net loss	$(679,388)	$(354,510)	$(344,852)

(1) Includes stock-based compensation as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cost of revenue	$33,217	$2,477	$2,925
Sales and marketing	94,510	18,341	25,125
Research and development	232,467	24,698	27,150
General and administrative	155,997	5,318	5,791
Total stock-based compensation expense	$516,191	$50,834	$60,991

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended January 31,
	2026	2025	2024
Revenue	100%	100%	100%
Cost of revenue	32	35	40
Gross profit	68	65	60
Operating expenses:
Sales and marketing	56	52	65
Research and development	72	47	55
General and administrative	33	13	17
Total operating expenses	161	112	137
Loss from operations	(92)	(48)	(77)
Loss on changes in fair value of convertible notes	(5)	(18)	(9)
Other income, net	3	1	3
Loss before provision for income taxes	(94)	(65)	(83)
Provision for income taxes	1	1	2
Net loss	(95)%	(66)%	(85)%

Note: Certain figures may not sum up due to rounding.

Comparison of the Fiscal Years Ended January 31, 2026 and 2025

Revenue

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$708,997	$538,268	$170,729	32%

Revenue increased by $170.7 million, or 32%, in fiscal 2026 compared to fiscal 2025. The increase in revenue was driven by an increase in customers and the growing demand for our products from existing customers. Approximately 29% of the increase was driven by the addition of new customers and approximately 71% of the increase was driven by expansion within our existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$226,328	$190,369	$35,959	19%
Gross profit	482,669	347,899	134,770	39%
Gross margin	68%	65%

Cost of revenue increased by $36.0 million, or 19%, in fiscal 2026 compared to fiscal 2025. Employee-related compensation expense increased by $36.3 million due to $29.7 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, colocation and network transit expenses increased by $8.7 million which was partially offset by a $5.8 million decrease in amortization of intangible assets and a $3.3 million decrease in cloud infrastructure and software expenses.

Gross profit increased by $134.8 million, or 39%, in fiscal 2026 compared to fiscal 2025, and gross margin increased to 68% in fiscal 2026 from 65% in fiscal 2025. The gross margin expansion was primarily due to revenue growth driven by new customer acquisition and expansion within our existing customer base, which outpaced the growth in cost of revenue. The lower relative growth in cost of revenue reflects improved operating efficiencies in the management of our global data centers and cloud infrastructure operations.

Sales and Marketing

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	393,742	280,828	$112,914	40%

Sales and marketing expenses increased by $112.9 million, or 40%, in fiscal 2026 compared to fiscal 2025. Employee-related compensation expense increased by $94.5 million due to $70.3 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. The remaining increase in employee-related compensation expense was primarily driven by growth in headcount. In addition, amortization of capitalized sales commissions and marketing-related expenses increased by $7.8 million and $5.3 million, respectively.

Research and Development

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$509,029	$254,189	$254,840	100%

Research and development expenses increased by $254.8 million, or 100%, in fiscal 2026 compared to fiscal 2025. Employee-related compensation expense increased by $241.9 million due to $206.0 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. The remaining increase in employee-related compensation expense was primarily driven by growth in headcount. In addition, outside services increased by $8.4 million.

General and Administrative

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$232,477	$68,623	$163,854	239%

General and administrative expenses increased by $163.9 million, or 239%, in fiscal 2026 compared to fiscal 2025. Employee-related compensation expense increased by $159.9 million due to $154.4 million of stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, professional services increased by $5.8 million.

Loss on Changes in Fair Value of Convertible Notes

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Loss on changes in fair value of convertible notes	$(34,256)	$(98,627)	$64,371	(65)%

Loss on change in fair value of Convertible Notes decreased by $64.4 million, or 65%, in fiscal 2026 compared to fiscal 2025. The fair value of our convertible notes increased during the current year; however, the loss recognized in earnings was lower because a larger portion of the total fair value change was attributed to instrument-specific credit risk, which is recorded in other comprehensive income.

Other Income, net

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$18,782	$4,101	$14,681	358%

Other income, net increased by $14.7 million, or 358%, in fiscal 2026 compared to fiscal 2025. The increase was mainly due to a $9.1 million increase in interest income, a $3.7 million increase in foreign currency exchange gain, and a $2.2 million increase in the accretion of discounts on our investments in debt securities.

Provision for Income Taxes

	Year Ended January 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$11,335	$4,243	$7,092	167%

Provision for income taxes increased by $7.1 million, or 167%, in fiscal 2026 compared to fiscal 2025, primarily due to higher foreign tax liabilities in fiscal 2026 as a result of the expansion of our business internationally. In addition, we recognized a non-recurring tax benefit from the establishment of deferred tax liability as part of the acquisition of Dasera, Inc. in fiscal 2025.

Non-GAAP Financial Measures

We believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental information purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tolls for comparison.

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

The following table provides a reconciliation of our non-GAAP gross profit to our gross profit and of our non-GAAP gross margin to our gross margin, for each of the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except percentages)
Revenue	$708,997	$538,268	$406,883
Gross profit	$482,669	$347,899	$243,250
Add: Stock-based compensation expense and related taxes	34,037	2,478	2,926
Add: Amortization of acquired intangible assets	14,358	20,965	20,112
Non-GAAP gross profit	$531,064	$371,342	$266,288
Gross margin	68%	65%	60%
Non-GAAP gross margin	75%	69%	65%

We expect non-GAAP gross margin will increase over the long term through improved operational efficiencies, scale benefits, and technological advancements.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin

Non-GAAP loss from operations and non-GAAP operating margin are defined as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related taxes, transaction costs related to acquisitions, amortization of acquired intangible assets, and impairment of right-of-use assets. We believe these non-GAAP measures offer our management and investors additional consistency and comparability with our historical financial performance, enabling more meaningful period-to-period comparisons. These metrics are designed to remove the impact of certain variables that can fluctuate for reasons unrelated to our underlying operating performance.

The following table provides a reconciliation of our non-GAAP loss from operations to our loss from operations and of our non-GAAP operating margin to our operating margin, for each of the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except percentages)
Revenue	$708,997	$538,268	$406,883
Loss from operations	$(652,579)	$(255,741)	$(312,798)
Add: Stock-based compensation expense and related taxes	525,601	51,139	61,003
Add: Acquisition-related expenses	-	459	692
Add: Amortization of acquired intangible assets	15,839	22,747	21,103
Add: Impairment of right-of-use assets	-	-	1,256
Non-GAAP loss from operations	$(111,139)	$(181,396)	$(228,744)
Operating margin	(92)%	(48)%	(77)%
Non-GAAP operating margin	(16)%	(34)%	(56)%

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

The following table summarizes our cash flows and provides a reconciliation of free cash flow to net cash provided by (used in) operating activities and of our free cash flow margin to our net cash provided by (used in) operating activities as a percentage of revenue for each of the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$38,073	$(110,678)	$(167,166)
Less: Purchase of property and equipment and intangible assets	(22,920)	(37,032)	(33,955)
Less: Capitalization of internal-use software costs	(2,780)	(3,390)	(7,197)
Free cash flow	$12,373	$(151,100)	$(208,318)
Net cash provided by (used in) operating activities as a percentage of revenue	5%	(21)%	(41)%
Free cash flow margin	2%	(28)%	(51)%

We expect free cash flow and free cash flow margin to improve over the long term through continued operational efficiencies, scale benefits, and technological advancements, however, the improvement is not expected to be linear.

Liquidity and Capital Resources

In September 2025, we completed our IPO, whereby we received net proceeds of approximately $992.2 million after deducting underwriting discounts and commissions. As of January 31, 2026, our principal source of liquidity includes cash, cash equivalents, and marketable securities aggregating to $1.2 billion.

Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $2.6 billion as of January 31, 2026. While we have historically incurred annual negative cash flows from operating activities since inception, we generated positive operating cash flow in the fourth quarter of fiscal 2025 and in the first, third, and fourth quarters of fiscal 2026. We anticipate continued improvement in our operating cash flow over the long term. Notwithstanding the foregoing, we may still incur operating losses and generate negative cash flows from operations in the future due to the investments we intend to continue to make in our business. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including but not limited to our obligation to repay any balance under our Convertible Notes, our revenue growth rate, timing of cash receipt and payments, and the timing and extent of spending to support strategic initiatives. We may be required to seek additional equity, equity-linked, or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$38,073	$(110,678)	$(167,166)
Net cash (used in) provided by investing activities	(666,867)	2,244	176,950
Net cash provided by financing activities	895,366	109,861	6,286

Operating Activities

Our primary source of cash provided by operations is revenue. Our primary use of cash in our operating activities include payments for employee-related compensation, contract acquisition costs, outside services, and other corporate expenditures.

Net cash provided by operating activities was $38.1 million for fiscal 2026 as compared to the $110.7 million of net cash used in operating activities for fiscal 2025. The improvement in operating cash flows was primarily driven by a decrease in accounts receivable and increases in accrued compensation and benefits, accounts payable, and accrued expenses and other current liabilities. These were partially offset by higher deferred contract acquisition cost and prepaid expenses and other current assets.

Investing Activities

Our primary use of cash for investing activities include purchases of property and equipment and marketable securities. Our primary source of cash provided by investing activities include sale and maturities of marketable securities.

Net cash used in investing activities was approximately $666.9 million for fiscal 2026 as compared to the $2.2 million of net cash provided by investing activities for fiscal 2025. The change was primarily due to the additional investment in marketable securities and purchases of property and equipment, primarily data center-related equipment. These were partially offset by the increase in sale and maturity of our marketable securities.

Financing Activities

Our primary source of cash provided by financing activities include proceeds from the issuance of common stock and the exercise of stock options. Our primary use of cash for financing activities include payments for stock issuance costs, tax withholding obligations related to the settlement of equity awards, and holdback payment related to business combination.

Net cash provided by financing activities was $895.4 million for fiscal 2026 as compared to the $109.9 million for fiscal 2025. The increase was primarily driven by the proceeds from our IPO and proceeds from the issuance of our common stock upon the exercise of stock options. These were partially offset by payments for deferred offering costs and tax withholding obligations related to the settlement of equity awards.

Convertible Notes

In December 2022, we issued $401.0 million in aggregate principal amount of our 3.75% Convertible Senior PIK Toggle Notes due 2027 (as amended to extend the maturity date to 2028, the "2028 Notes") pursuant to an indenture, dated as of December 22, 2022, as supplemented by that certain First Supplemental Indenture, dated April 25, 2025, and Second Supplemental Indenture, dated September 19, 2025 (as supplemented, the "2028 Notes Indenture"), between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). In September 2024, we issued $75.0 million in aggregate principal amount of our 3.00% Convertible Senior PIK Toggle Notes due 2029 (the "2029 Notes" and, together with the 2028 Notes, the "Convertible Notes"), pursuant to an indenture, dated as of September 30, 2024, as supplemented by that certain First Supplemental Indenture, dated as of September 19, 2025 (the "2029 Notes Indenture" and, together with the 2028 Notes Indenture, the "Indentures"), between us and the Trustee. The 2028 Notes accrue interest at a rate of 3.75% per annum and pursuant to the terms of the 2028 Notes Indenture, will mature on December 15, 2028 (the "2028 Note Maturity Date"), unless earlier repurchased, redeemed, or converted. The 2029 Notes accrue interest at a rate of 3.00% per annum and will mature on August 1, 2029 (the "2029 Note Maturity Date" and, together with the 2028 Note Maturity Date, each a "Maturity Date"), unless earlier repurchased, redeemed, or converted. Interest on the Convertible Notes is payable quarterly in arrears in cash or by increasing the principal amount thereof, at our election.

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

	As of January 31, 2026		As of Maturity Date
	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion
2028 Notes	$450,383,116	18,963,200	$501,292,935	21,106,738
2029 Notes	78,368,364	3,172,805	87,003,254	3,522,396
Total	$528,751,480	22,136,005	$588,296,189	24,629,134

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

(1) Compounded quarterly.

On or after the one year anniversary of the completion of the IPO, we may redeem all or any portion of the Convertible Notes for cash at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if the price of our Class B common stock is at least 200% (or in the case of the 2028 Notes, beginning on December 15, 2027, at least 230%) of the then-applicable conversion price for each of at least twenty (20) trading days (whether or not consecutive) during the thirty (30) consecutive trading days prior to providing notice of such redemption. No sinking fund is provided for the Convertible Notes. So long as 10% of each series of Convertible Notes remain outstanding, we are restricted in the amount of indebtedness we may incur without the consent of holders of at least 55% of the then-outstanding aggregate principal amount of the relevant series of Convertible Notes. The Convertible Notes contain customary anti-dilution adjustments. Each indenture contains customary events of default, the occurrence of which would enable the Trustee or the holders of at least 25% in aggregate principal amount of such series of Convertible Notes to accelerate our obligations under such Convertible Notes.

Contractual Obligations and Commitments

As of January 31, 2026, our commitments consisted of (i) obligations under operating leases for offices and data centers on an undiscounted basis, of which $12.8 million is due within 12 months and $30.6 million is due thereafter, (ii) Convertible Note obligations, with an aggregate principal amount of $401 million, due in fiscal 2029 and an aggregate principal amount of $75 million due in fiscal 2030, and (iii) purchase obligations with various parties relating to cloud infrastructure and data center costs, network transit expenses, sales and marketing activities, and software subscription arrangements, of which $56.5 million is due within the next 12 months and $262.3 million is due thereafter.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information on our other significant accounting policies.

Revenue Recognition

We generate revenue primarily from sales of subscriptions to access our platform, along with related support services. Customers receive continuous access to our platform and do not have the right to take possession of the software.

We account for revenue contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when, or as, control of a promised service is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Contracts with customers may contain multiple performance obligations. Our contracts are generally non-cancellable over the contractual term and are subject to standard terms and conditions. Any non-standard terms are evaluated on a case-by-case basis to determine their impact on the timing of revenue recognition.

Common Stock Valuations

Prior to the IPO, the fair value of the common stock underlying our stock-based awards has historically been determined by our board of directors, with input from management and reference to contemporaneous unrelated independent third-party valuations. We believe that our board of directors had the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock. These factors included, but were not limited to:

•
the results of contemporaneous independent third-party valuations of our common stock;
•
the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of its common stock;
•
the lack of marketability of our common stock;
•
actual operating and financial results;
•
current business conditions and projections;
•
the operational and financial performance of comparable publicly traded companies;
•
the likelihood of achieving a liquidity event, such as an initial public offering or sale of our Company, given prevailing market conditions; and
•
the U.S. and global capital market conditions and overall economic conditions.

When we estimated the fair value of our business prior to the IPO, we allocated such fair value to each class of stock using the Option Pricing Method ("OPM"), or a hybrid of the Probability Weighted Expected Return Method ("PWERM") and OPM. When using the PWERM, a probability-weighted analysis of values for our common stock was estimated assuming possible future events for our company, including a scenario assuming we become a publicly traded company and a scenario assuming we continue as a privately held company. A discount for lack of marketability was applied to the resulting per share value to arrive at the fair value of our common stock on a non-marketable basis.

In addition, prior to the IPO, we considered any secondary transactions involving our common stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, the number of participants, timing, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved parties with access to our financial information.

A change in the estimated fair value of our common stock could have a significant effect on the fair value of the equity awards that we granted prior to the IPO and the corresponding stock-based compensation that we already recognized and the remaining amount that we still have to recognize.

Following the IPO, the fair value of our Class A common stock is based on the closing price as reported on the date of grant on the stock exchange on which we are listed.

Fair Value Assumptions of Convertible Notes

We account for the Convertible Notes under the fair value option election of ASC 825, Financial Instruments, as the Convertible Notes are a financial instrument containing embedded features where the entire financial instrument is measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Prior to the IPO, the fair value of the Convertible Notes was measured using a scenario-based binomial lattice model. The scenarios consisted of (a) Scenario 1 - likelihood of achieving a liquidity event, such as an initial public offering ("IPO") and (b) Scenario 2 - we will remain private. The determination of the fair value of the Convertible Notes is complex and highly judgmental due to the significant estimation of inputs, such as the fair value of common stock, the volatility of the common stock, the time to expiration of the Convertible Notes, credit spread, and the risk-free interest rate for a period that approximates the time to expiration.

Following the IPO, the fair value of the Convertible Notes is measured using a single-scenario lattice model that incorporates the trading price of the Company's Class A common stock data, risk-free interest rate, and estimated credit spread.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of Convertible Notes. Assuming all other assumptions and inputs used in the valuation models are held constant, a hypothetical 10% increase in the fair value of our common stock would result in an increase in the fair value of our Convertible Notes of approximately $7.1 million as of January 31, 2026, whereas a hypothetical 10% decrease would result in a decrease in the fair value of our Convertible Notes of approximately $5.9 million as of January 31, 2026.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

As of January 31, 2026, we had a total of $1.2 billion of cash, cash equivalents, and marketable securities, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-back securities, U.S. Treasury, and government agency securities. We also had $1.2 million of restricted cash as of January 31, 2026, primarily due to collateral in connection with certain facility lease agreements. Our cash, cash equivalents, and marketable securities bear interest and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest rates on the Convertible Notes are fixed, however, the fair value of the Convertible Notes are exposed to interest rate risk. Generally, the interest rate related to the changes in the U.S. Treasury rate will not significantly impact Convertible Notes valuation. We do not believe a hypothetical 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.

Currency Risk

The vast majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, Taiwanese Dollar, and Euro. Our consolidated results of operations and cash flows may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other foreign currencies would have a material impact on our results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Netskope, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Netskope, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Santa Clara, California

March 31, 2026

Netskope, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$432,583	$166,012
Marketable securities	725,603	80,679
Accounts receivable, net	158,278	195,100
Inventories	4,902	5,763
Deferred contract acquisition costs	54,048	42,860
Prepaid expenses and other current assets	73,553	37,991
Total current assets	1,448,967	528,405
Property and equipment, net	93,876	99,480
Operating lease right-of-use assets	32,096	34,571
Intangible assets, net	21,403	37,242
Goodwill	61,083	61,083
Deferred contract acquisition costs, noncurrent	100,798	78,805
Other assets, noncurrent	14,069	18,920
Total assets	$1,772,292	$858,506
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,436	$2,652
Accrued compensation and benefits	99,880	62,781
Deferred revenue	532,732	430,156
Operating lease liabilities, current	10,769	10,267
Accrued expenses and other current liabilities	23,715	20,852
Total current liabilities	681,532	526,708
Deferred revenue, noncurrent	143,126	160,151
Convertible notes	720,960	626,622
Operating lease liabilities, noncurrent	23,424	25,808
Other liabilities, noncurrent	8,719	4,806
Total liabilities	1,577,761	1,344,095
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value: No shares authorized, issued and outstanding as of January 31, 2026; 218,898,192 shares authorized, 218,897,608 shares issued and outstanding as of January 31, 2025	-	1,050,561
Preferred stock, $0.0001 par value: 300,000,000 shares authorized and no shares issued and outstanding as of January 31, 2026; no shares authorized, issued, and outstanding as of January 31, 2025	-	-
Common stock, $0.0001 par value: No shares authorized, issued, and outstanding as of January 31, 2026; 416,163,736 shares authorized, 104,589,784 shares issued and outstanding as of January 31, 2025	-	10
Class A common stock, $0.0001 par value; 3,000,000,000 shares authorized, 142,269,483 shares issued and outstanding as of January 31, 2026; no shares authorized, issued, and outstanding as of January 31, 2025	6	-
Class B common stock, $0.0001 par value; 600,000,000 shares authorized, 256,138,777 shares issued, and 256,113,170 shares outstanding as of January 31, 2026; no shares authorized, issued, and outstanding as of January 31, 2025	34	-
Class C common stock, $0.0001 par value; 1,000,000,000 shares authorized and no shares issued and outstanding as of January 31, 2026; no shares authorized, issued, and outstanding as of January 31, 2025	-	-
Additional paid-in capital	2,888,202	418,791
Accumulated other comprehensive loss	(64,811)	(5,439)
Accumulated deficit	(2,628,900)	(1,949,512)
Total stockholders’ equity (deficit)	194,531	(485,589)
Total liabilities and stockholders’ equity (deficit)	$1,772,292	$858,506

The accompanying notes are an integral part of these consolidated financial statements

Netskope, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended January 31,
	2026	2025	2024
Revenue	$708,997	$538,268	$406,883
Cost of revenue	226,328	190,369	163,633
Gross profit	482,669	347,899	243,250
Operating expenses:
Sales and marketing	393,742	280,828	263,096
Research and development	509,029	254,189	224,496
General and administrative	232,477	68,623	68,456
Total operating expenses	1,135,248	603,640	556,048
Loss from operations	(652,579)	(255,741)	(312,798)
Other income (expense), net:
Loss on changes in fair value of convertible notes	(34,256)	(98,627)	(38,575)
Other income, net	18,782	4,101	13,305
Loss before provision for income taxes	(668,053)	(350,267)	(338,068)
Provision for income taxes	11,335	4,243	6,784
Net loss	$(679,388)	$(354,510)	$(344,852)
Net loss per share attributable to common stockholders, basic and diluted	$(3.18)	$(3.64)	$(3.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	213,896,041	97,515,591	91,394,561

The accompanying notes are an integral part of these consolidated financial statements

Netskope, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net loss	$(679,388)	$(354,510)	$(344,852)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	710	(112)	417
Unrealized (loss) gain on convertible notes, net of tax	(60,082)	19,505	(13,645)
Total other comprehensive (loss) income, net of tax	(59,372)	19,393	(13,228)
Total comprehensive loss	$(738,760)	$(335,117)	$(358,080)

The accompanying notes are an integral part of these consolidated financial statements

Netskope, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 31, 2023	218,893,378	$1,050,561	91,649,072	$9	$238,954	$(11,604)	$(1,250,150)	27,770
Issuance of common stock upon exercise of stock options	-	-	2,557,821	-	9,826	-	-	9,826
Issuance of common stock subject to repurchase rights	-	-	329,293	-	-	-	-	-
Vesting of early exercised stock options	-	-	-	-	2,220	-	-	2,220
Stock-based compensation	-	-	-	-	61,444	-	-	61,444
Other comprehensive loss	-	-	-	-	-	(13,228)	-	(13,228)
Net loss	-	-	-	-	-	-	(344,852)	(344,852)
Balance as of January 31, 2024	218,893,378	1,050,561	94,536,186	9	312,444	(24,832)	(1,595,002)	(256,820)
Issuance of common stock upon exercise of stock options	-	-	8,107,164	1	35,646	-	-	35,647
Issuance of preferred stock upon exercise of warrants	4,230	-	-	-	-	-	-	-
Issuance of common stock and assumed equity awards related to acquisition	-	-	1,947,810	-	18,114	-	-	18,114
Repurchase of employee early exercised common stock	-	-	(1,376)	-	-	-	-	-
Vesting of early exercised stock options	-	-	-	-	1,660	-	-	1,660
Stock-based compensation	-	-	-	-	50,927	-	-	50,927
Other comprehensive income	-	-	-	-	-	19,393	-	19,393
Net loss	-	-	-	-	-	-	(354,510)	(354,510)
Balance as of January 31, 2025	218,897,608	1,050,561	104,589,784	10	418,791	(5,439)	(1,949,512)	(485,589)
Conversion of convertible preferred stock to common stock upon initial public offering	(218,897,608)	(1,050,561)	218,897,608	22	1,050,539	-	-	-
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	-	-	54,970,000	5	985,740	-	-	985,745
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	-	-	25,911,207	3	35,283	-	-	35,286
Net shares withheld to cover taxes upon vesting of restricted stock units	-	-	(5,960,339)	-	(118,488)	-	-	(118,488)
Shares repurchased and held in treasury	-	-	(25,607)	-	(565)	-	-	(565)
Vesting of employee early exercised common stock	-	-	-	-	458	-	-	458
Stock-based compensation	-	-	-	-	516,444	-	-	516,444
Other comprehensive loss	-	-	-	-	-	(59,372)	-	(59,372)
Net loss	-	-	-	-	-	-	(679,388)	(679,388)
Balance as of January 31, 2026	-	$-	398,382,653	$40	$2,888,202	$(64,811)	$(2,628,900)	$194,531

The accompanying notes are an integral part of these consolidated financial statements

Netskope, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(679,388)	$(354,510)	$(344,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	516,191	50,834	60,991
Depreciation and amortization	45,902	51,544	49,548
Amortization of deferred contract acquisition costs	54,208	45,265	34,230
Non-cash operating lease expenses	13,701	11,975	10,332
(Accretion of discount) amortization of premium on investments	(3,380)	(2,029)	(9,383)
Change in fair value of convertible notes	34,256	98,627	38,575
Deferred income tax benefit	(2,256)	(3,371)	(2,445)
Other	633	1,453	1,107
Changes in operating assets and liabilities:
Accounts receivable	36,822	(81,128)	(8,192)
Inventories	529	686	(5,603)
Deferred contract acquisition costs	(87,389)	(66,183)	(58,720)
Prepaid expenses and other current assets	(28,155)	(4,100)	(7,937)
Other non-current assets	7,149	(8,912)	(981)
Accounts payable	11,353	(4,085)	(7,043)
Accrued compensation and benefits	35,215	13,353	6,466
Operating lease liabilities	(13,108)	(13,093)	(11,284)
Accrued expenses and other current liabilities	6,367	(741)	2,643
Deferred revenue	85,551	152,940	83,698
Other non-current liabilities	3,872	797	1,684
Net cash provided by (used in) operating activities	38,073	(110,678)	(167,166)
Cash flows from investing activities
Purchases of property and equipment	(22,920)	(33,695)	(30,613)
Capitalized internal-use software	(2,780)	(3,390)	(7,197)
Purchases of intangible assets	-	(3,337)	(3,342)
Payments for business combination, net of cash acquired	-	(2,508)	(13,579)
Proceeds from disposal of fixed assets	-	30	18
Purchases of marketable securities	(805,659)	(104,465)	(133,183)
Proceeds from maturities of marketable securities	83,996	149,609	363,861
Proceeds from sales of marketable securities	80,496	-	985
Net cash (used in) provided by investing activities	(666,867)	2,244	176,950
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriting discount and commissions	992,209	-	-
Payments for deferred offering costs	(6,320)	(143)	-
Proceeds from issuance of common stock upon exercise of stock options	35,257	35,649	10,218
Proceeds from issuance of convertible senior notes, net of issuance cost	-	74,355	-
Cash received for tax withholding obligations upon settlement of equity awards	37,435	-	-
Payments for tax withholding obligations upon settlement of equity awards	(159,325)	-	-
Payments for holdback consideration on business combination	(3,325)	-	(3,932)
Repurchase of common stock	(565)	-	-
Net cash provided by financing activities	895,366	109,861	6,286
Net increase in cash, cash equivalents, and restricted cash	266,572	1,427	16,070
Cash, cash equivalents, and restricted cash, beginning of year	167,197	165,770	149,700
Cash, cash equivalents, and restricted cash, end of year	$433,769	$167,197	$165,770
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$5	$3
Non-cash investing and financing activities:
Stock-based compensation capitalized in internal-use software	$253	$93	$453
Property and equipment purchased but not yet paid	$1,311	$474	$1,945
Vesting of early exercised stock options	$458	$1,660	$2,220
Issuance of common stocks in connection with acquisitions	$-	$18,114	$-
Conversion of preferred stock into common stock	$1,050,561	$-	$-
Deferred offering costs accrued but not yet paid	$-	$128	$-

The accompanying notes are an integral part of these consolidated financial statements

Netskope, Inc.

Notes to Consolidated Financial Statements

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

Initial Public Offering

In September 2025, the Company completed its initial public offering ("IPO") in which it issued and sold 54,970,000 shares of Class A common stock at the public offering price of $19.00 per share. The Company received net proceeds of approximately $992.2 million after deducting underwriting discounts and commissions of $52.2 million. In addition, the Company incurred offering costs totaling $6.5 million, which consisted mainly of direct incremental legal, accounting, and other fees related to the IPO. Prior to the IPO, the offering costs were initially recognized within prepaid expenses and other current assets in the consolidated balance sheets. Upon the consummation of the IPO, the offering costs were reclassified into stockholders' equity (deficit).

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements including the accounts of Netskope and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year ends on January 31. References to fiscal 2026, 2025, and 2024 refer to the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the estimation of fair value of Convertible Notes (as defined below), the determination of fair value of the Company's common stock prior to the completion of the IPO, stock-based awards, standalone selling price ("SSP") for each performance obligation, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract acquisition costs for commissions, incremental borrowing rate used to value operating lease liabilities, income taxes including related reserves, and valuation of intangible assets and goodwill. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ from these estimates and such difference could be material to the consolidated financial statements.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and the Convertible Notes. The carrying amounts reported on the consolidated balance sheets for cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair value due to their short-term nature. The Convertible Notes are accounted for under the fair value option and are reported at fair value at each reporting date. The convertible notes are categorized as Level 3 in the fair value hierarchy. Refer to Note 3, Fair Value Measurements, for further details.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's foreign subsidiaries is also the U.S. dollar. Foreign currency transaction gains and losses are recognized in other income, net in the consolidated statements of operations. Monetary assets and liabilities of the Company's foreign subsidiaries are remeasured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are remeasured at historical rates, and revenue and expenses are remeasured at average exchange rates in effect during each reporting period.

Concentration of Risk

Concentration of Credit Risk

Financial instruments that are exposed to the concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. Although the Company maintains cash, cash equivalents, and restricted cash in multiple financial institutions, the deposits, at times, may exceed federally insured limits.

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, restricted cash, and marketable securities for the amounts reflected on the consolidated balance sheets. The Company's investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The Company has not experienced any credit losses relating to its cash, cash equivalents, restricted cash, or marketable securities.

The Company's revenue and accounts receivable are derived substantially from the United States, Europe, and Asia and from customers across a multitude of industries. The Company grants credit to customers in the normal course of business. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make payments. The Company conducts on-going credit evaluations of customers' payment history and current creditworthiness. The allowance is maintained for all accounts deemed to be uncollectible on a specific identification basis. The allowance for credit losses was immaterial as of January 31, 2026 and 2025.

Concentration of Revenue and Accounts Receivable

As of January 31, 2026, one channel partner represented approximately 14% of the accounts receivable, net balance. As of January 31, 2025, a different channel partner represented approximately 17% of the accounts receivable, net balance.

No single end customer represented 10% or more of total revenue for the fiscal years ended January 31, 2026, 2025, and 2024. Channel partners that represented 10% or more of the total revenue for the fiscal years ended January 31, 2026, 2025, and 2024, were as follows:

	Year Ended January 31,
	2026	2025	2024
Channel Partner A(a)	14%	12%	11%
Channel Partner B	*	*	10%
* Less than 10%

(a) This same channel partner represented approximately 14% of the accounts receivable, net balance as of January 31, 2026.

Concentration of Vendor Risk

The Company uses third-party vendors for delivering the Company's SaaS platform. While these services are highly available and designed to be resilient to failure of infrastructure, the Company's services could be significantly impacted if the third-party vendors' services experience certain types of interruptions.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at purchase to be cash equivalents. Cash equivalents primarily consist of amounts invested in money market funds, government agency securities, and commercial paper.

Restricted cash consisted of amounts held as collateral in connection with certain facility lease agreements. The Company had restricted cash of $1.2 million as of January 31, 2026 and 2025, which is included in other assets, noncurrent in the consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	January 31,
	2026	2025
Cash and cash equivalents	$432,583	$166,012
Restricted cash	1,186	1,185
Total cash, cash equivalents, and restricted cash	$433,769	$167,197

Marketable Securities

Investments in marketable securities consisted of commercial paper, corporate debt securities, asset-back securities, U.S. Treasury, and government agency securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. The Company carries these securities at fair value and records unrealized gains and losses in other comprehensive income (loss), which is reflected as a component of stockholders' equity. Realized gains and losses are reported in other income (expense), net in the consolidated statements of operations and are not material for all periods presented. To the extent the amortized cost basis of the available-for-sale securities exceeds the fair value, the Company assesses the debt securities for credit loss. When assessing the risk of credit loss, the Company considers factors such as the severity and the reason of the decline in value, including any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security, and management's intended holding period and time horizon for selling.

Accounts Receivable and Allowances

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses for any potential uncollectible amounts. The Company has a well-established collection history from its channel partners and end customers. Credit is extended to customers based on an evaluation of their financial condition and other factors.

The Company periodically evaluates the collectability of its accounts receivable and adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer's historical loss rates, current economic conditions, reasonable and supportable forecasts, and customer-specific circumstances. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.

Inventories

Inventories consisted of finished goods, which are valued using the average cost method and are carried at the lower of cost or net realizable value. Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are included in cost of revenue within the consolidated statements of operations. The inventory write-offs were immaterial for the fiscal years ended January 31, 2026, 2025, and 2024.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Major improvements that extend the life, capacity or efficiency are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Life
Data center equipment	5 years
Computers and related equipment	3 years
Capitalized internal-use software	5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or term of lease

Capitalized Internal-Use Software Costs

The Company capitalizes certain costs incurred during the application development stage in connection with software development for its security, networking, and analytics platform. Costs related to the preliminary project stage and post-implementation stage are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality. Maintenance and training costs are expensed as incurred.

Capitalized internal-use software costs are included in property and equipment, net in the consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life into cost of revenue within the consolidated statements of operations.

The Company capitalized internal-use software costs, inclusive of stock-based compensation, of $3.0 million, $3.5 million, and $7.7 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Amortization expense of capitalized internal-use software for the fiscal years ended January 31, 2026, 2025, and 2024, were $5.5 million, $4.7 million, and $2.2 million, respectively.

Capitalized Implementation Costs

Costs to implement cloud computing hosting arrangements are capitalized and amortized using the straight-line method over the expected term of the arrangement, including periods which are reasonably expected to be renewed. Costs include direct costs for third-party consulting services. Software maintenance and training costs are expensed in the period in which the services are received. Capitalized costs, net of accumulated amortization, are included in other assets, noncurrent. For the fiscal years ended January 31, 2026, 2025, and 2024, the capitalized implementation costs were not material.

Business Combinations

The Company determines whether a transaction meets the definition of a business combination before applying the acquisition method of accounting to that transaction. The Company accounts for its business combinations using the acquisition method of accounting. The Company allocates the purchase price of business combinations to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. The Company makes significant estimates in valuing certain assets and liabilities assumed, especially with respect to intangible assets. The Company believes its estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the estimated fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

The results of operations of an acquired business are included in the Company's consolidated financial statements from the date of acquisition. Acquisition-related expenses, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets, Net

Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may exist. The Company has the option of performing a qualitative impairment assessment before calculating the fair value of the reporting unit. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is likely less than its carrying value, the quantitative impairment test would be required. The Company did not recognize any impairment of goodwill in any of the periods presented in the consolidated financial statements.

Intangible assets mainly consist of developed technology and customer relationships resulting from the Company's acquisitions. Acquired intangible assets are stated at fair value at the acquisition date and are amortized on a straight-line basis over their estimated useful lives. Refer to Note 5, Acquisitions, Goodwill, and Intangible Assets, for additional information related to the Company's acquired intangible assets.

Indefinite-lived intangible assets, which currently consisted of Internal Protocol number block ("IP number block"), are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that their book value is greater than their fair value. The Company uses a qualitative approach to assess indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. The Company did not recognize any impairment of indefinite-lived intangible assets in any of the periods presented in the consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. No impairment loss on long-lived assets was recognized in the fiscal years ended January 31, 2026, 2025, and 2024.

Deferred Offering Costs

Deferred offering costs consisted of direct incremental accounting, legal, and other fees related to the Company's IPO. The deferred offering costs were reclassified from prepaid expenses and other current assets into additional paid-in capital as an offset against the proceeds from the consummation of the IPO. The Company had no deferred offering cost as of January 31, 2026, and $0.3 million of deferred offering costs as of January 31, 2025.

Operating Leases

The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the expected lease term, which is the non-cancelable period stated in the contract, adjusted for any options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of operating lease ROU assets and operating lease liabilities and are expensed when the event determining the amount of variable consideration to be paid occurs. Lease expense is recognized on a straight-line basis over the lease term.

The implicit rate of the Company's operating leases is generally not determinable, and therefore the Company uses the incremental borrowing rate ("IBR") based on the information available at the lease commencement date to determine the present value of lease payments. The Company determines the IBR for each lease using its estimated borrowing rate, adjusted for lease-specific factors to align with the terms of the lease.

The Company accounts for lease components and non-lease components as a single lease component. In addition, the Company does not recognize operating lease ROU assets and operating lease liabilities for leases with lease terms of 12 months or less.

The Company tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such circumstances would include the decision to exit a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease. There was no impairment charge in the fiscal years ended January 31, 2026 and 2025. For the fiscal year ended January 31, 2024, the Company recognized a $1.3 million impairment charge on its ROU assets, recorded in general and administrative expenses in the consolidated statements of operations, related to the sublease of a portion of its leased office space in Santa Clara, California.

Convertible Notes

The Company accounts for its 3.75% Convertible Senior Paid in Kind ("PIK") Toggle Notes due in December 2028, as amended (the “2028 Notes”) and 3.00% Convertible Senior PIK Toggle Notes due in 2029 (the “2029 Notes”, collectively referred to as the "Convertible Notes"), at fair value under the fair value option in accordance with Accounting Standards Codification ("ASC") 825, Financial Instruments. The Convertible Notes are remeasured at fair value each reporting period, with changes in fair value recognized in the consolidated statements of operations and consolidated statements of comprehensive loss. Changes in fair value attributable to instrument-specific credit risk are recorded in other comprehensive income (loss) within stockholders' equity (deficit). The change in fair value due to credit risk is calculated by comparing the total change in fair value with the change that would have occurred if the Company's credit risk had not changed during the period, as reflected in the discount rate used to value the Convertible Notes, inclusive of estimated credit spreads. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Notes at fair value versus bifurcation of the embedded derivatives. Additionally, the Company believes that the fair value option better reflects and presents the underlying economics of the Convertible Notes.

As a result of applying the fair value option, direct costs and fees related to the Convertible Notes were expensed as incurred and were not deferred. The Company has elected not to present interest expense on the Convertible Notes separately from the overall change in the fair value.

The fair value of the Convertible Notes may change significantly, as additional data is obtained, impacting the Company's assumptions regarding probabilities of outcomes used to estimate the fair value. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The Company's estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of either different market assumptions or different valuation techniques, or both, may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company's results of operations in future periods.

In April 2025, the 2028 Notes were amended to extend the maturity, to modify the optional repurchase period, and to adjust redemption conditions. Pursuant to its terms, the amendment became effective upon a Qualified Initial Public Offering (a "Qualified IPO") (as defined in the respective indenture governing each series of Convertible Notes), and on September 23, 2025, the Company notified noteholders that the IPO constituted a Qualified IPO. The Company assesses amendments on the Convertible Notes in accordance with ASC 470-50, “Modifications and Extinguishments.” The Company evaluates whether the amendments should be accounted for as a troubled debt restructuring, an extinguishment of debt, or a modification. The assessment includes both quantitative and qualitative factors, such as changes in cash flows, conversion features, and other economic terms. If an amendment is accounted for as a modification, the Convertible Notes are treated as a continuation of the original debt and continues to be measured at fair value. If an amendment is accounted for as an extinguishment of debt, the original debt is considered derecognized, new debt is recognized, and the difference between the fair value of the new debt and the carrying value of the extinguished debt is recognized as a gain or loss in the consolidated statements of operations. The amendment of the 2028 Notes was accounted for as a modification. The Company's fair value option election would apply to the 2028 Notes, with the resulting changes of fair value of embedded features recorded in the consolidated statements of operations and the consolidated statement of comprehensive loss.

Revenue Recognition

The Company primarily generates revenue from the sale of subscriptions, which typically include support services. Additionally, the Company also generates revenue from professional services and hardware sales. Revenue is recognized when, or as, control of a promised service is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services.

The Company recognizes revenue pursuant to the five-step framework within ASC 606 - Revenue from Contracts with Customers. This revenue recognition policy is consistent for sales generated from indirect channels and direct end customers:

(1)
Identify the contract(s) with a customer.

The Company sells through its indirect relationships with its distributors or resellers ("channel partners") or direct relationships with end customers or managed service providers ("MSPs") through the Company's internal sales force. Apart from certain revenue arrangements where MSPs are determined to be its customer, the Company has concluded that the end customer is its customer.

The Company determines it has a contract with a customer when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intent to pay, which is based on a variety of factors, including the customer's historical payment experience.

(2)
Identify the performance obligations in the contract.

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company's performance obligations consist of (i) subscriptions and support services and (ii) professional services.

(3)
Determine the transaction price.

The transaction price is the amount of consideration the Company expects to be entitled to from a customer in exchange for providing the goods or services to the customer. Variable consideration is included in the transaction price if, in the Company's judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.

None of the Company's contracts contain a significant financing component. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.

(4)
Allocate the transaction price to performance obligations in the contract.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP.

Where the Company has standalone sales data for performance obligations which are indicative of the price at which the Company sells a promised good or service separately to a customer, such data is used to establish SSP. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates standalone selling prices by maximizing the use of observable market and cost-based inputs.

(5)
Recognize revenue when or as performance obligations are satisfied.

Revenue is recognized when control of the related performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for those goods or services.

Subscription Revenue

The Company generates revenue primarily from sales of subscriptions, together with related support services to its customers. Customers do not have the right to take possession of the cloud-based software platform. Support services are bundled with a sale of subscription over the term of the arrangement. The nature of the Company's promise to the customer under the subscription arrangement is to stand ready to provide protection for the duration of the contractual term. As a result, the Company recognizes revenue for these performance obligations ratably over the contractual term when or as control of the promised services is transferred to the customer.

The typical subscription and support term is one to three years and is generally non-cancelable over the contractual term except for cause. The Company generally invoices its customers annually or in advance upon signing for the entire term of the contract. The Company's payment terms typically range between 30 to 60 days. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the performance obligation has been satisfied.

Professional Services Revenue

Professional services revenue mainly includes implementation, configuration, and training services and are considered distinct from the subscription services. Revenue for professional services is recognized over a period of time, as the professional services are provided. For the fiscal years ended January 31, 2026, 2025, and 2024, professional services revenue was immaterial.

Hardware Revenue

Hardware revenue is recognized upon shipment when control of the promised goods is transferred to the customer. For the fiscal years ended January 31, 2026, 2025, and 2024, hardware revenue was immaterial.

Arrangements with Multiple Performance Obligations

The Company's sales contracts typically contain multiple performance obligations consisting of i) subscriptions and support services and ii) professional services and other goods and services, that are distinct and accounted for separately. For contracts with multiple performance obligations, the total transaction price is allocated to each performance obligation on a relative SSP basis. Judgment is required to determine the SSP for each distinct performance obligation.

Sales through Indirect Channels

For revenue arrangements through channel partners, the Company considers the end customer to be the customer. The Company defines a customer as an active entity with an active subscription to its platform. The Company generally acts as the principal in these revenue arrangements as the Company has control over services prior to being transferred to the end customer and is primarily responsible for fulfilling the promise to the end customer. The Company recognizes the contractual amount charged to the channel partners as revenue since the Company does not have visibility into the final price between the channel partner and the end customer.

In revenue arrangements with MSPs, the Company considers the MSPs to be the Company's customer, as the Company bears primary responsibility for fulfilling the contractual performance obligation to the MSPs. The Company is the principal in these arrangements as it has control over the services prior to being transferred to the MSPs. The Company recognizes the contractual amount charged to the MSPs as revenue. For the fiscal years ended January 31, 2026, 2025, and 2024, revenues related to MSPs have been immaterial.

Deferred Contract Acquisition Costs

The Company capitalizes contract acquisition costs that are incremental to the acquisition of customer contracts. The Company capitalizes sales commissions, recoverable draws, and associated payroll taxes paid to internal sales personnel that are incremental due to the acquisition of channel partner and end customer contracts. These costs are shown as deferred contract acquisition costs in the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans if the commissions are in fact incremental and would not have occurred absent the customer contract.

Sales commissions for the renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Therefore, commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized over the contractual term of the renewals.

Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the consolidated statements of operations. The Company determines the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the expected subscription term and expected renewals of its customer contracts, the duration of relationships with customers, customer retention data, the Company's technology development lifecycle, and other factors.

The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact recoverability or the period of benefit. There were no impairment losses recorded for the fiscal years ended January 31, 2026, 2025, and 2024.

Cost of Revenue

Cost of revenue consists primarily of colocation and network transit expenses, depreciation of data center equipment, cloud infrastructure and software expenses incurred in connection with the hosting and maintenance of the Company's platform, amortization of capitalized internal-use software, and employee and related costs associated with the Company's customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation. The cost of revenue also consists of costs associated with the manufacturing of our hardware devices and related allocated overhead costs.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist primarily of employee and related costs including stock-based compensation expense, consulting services, software and subscription services, depreciation of equipment used in research and development, and allocated overhead costs.

Advertising Expenses

Advertising expenses are expensed as incurred as a component of sales and marketing expenses. Advertising expenses were $6.0 million, $4.5 million, and $4.1 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized based on the fair value of the equity awards and includes expenses related to stock options and RSUs granted to employees and certain non-employee directors and business partners, as well as stock purchase rights granted to the employees under the Company's 2025 Employee Stock Purchase Plan ("ESPP") to employees.

The fair value of stock options and stock purchase rights under the ESPP is determined on the date of grant by utilizing the Black-Scholes option pricing model using the following assumptions:

•
Fair Value of Common Stock. Prior to the Company's IPO, as there was no public market for the Company's common stock, the fair value of the Company's common stock was determined by the Company's board of directors with the assistance of a third-party valuation specialist. The fair value of the common stock was determined by considering a number of objective and subjective factors, including, but not limited to, secondary transactions, actual operating and financial performance, forecasted revenue, market conditions, and performance of comparable publicly traded companies, among other factors. After the completion of the IPO, the fair value of the Company's common stock is determined based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the grant date.
•
Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option's expected term.
•
Expected Term. The expected term of options represents the period that the awards are expected to be outstanding. The Company's historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the contractual term of the options.
•
Expected Volatility. As the Company does not have a trading history for its common stock, the expected volatility is estimated by taking the average historic price volatility of its industry peers, consisting of several public companies in the Company's industry that are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.
•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent is used.

The fair value of RSUs with service-based and/or performance-based conditions is determined based on the fair value of the Company’s common stock on the date of grant. The fair value of RSUs with a market-based condition is estimated using the Monte Carlo simulation method, which incorporates the possibility that the market-based condition may not be satisfied, and includes assumptions such as expected term, expected volatility, and risk-free interest rates.

The Company recognizes stock-based compensation expense for equity awards with service-based conditions and for stock purchase rights under the ESPP on a straight-line basis over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. Stock-based compensation expense is not recognized for grants that include a performance-based vesting condition unless the performance-based vesting condition is deemed probable. The Company recognizes stock-based compensation expense for equity awards that have a combination of service-based, performance-based, and/or market-based vesting conditions using the accelerated attribution method over the requisite service period.

Prior to the IPO, the Company did not recognize stock-based compensation for RSUs and stock options with a performance vesting condition based upon the occurrence of either an IPO or a change in control. Upon the consummation of the IPO in September 2025, the performance condition was satisfied and the Company recognized a cumulative stock-based compensation expense for those RSUs and certain stock options that had already met or partially met the service vesting condition from the grant date through the IPO date. Stock-based compensation related to any remaining service-based conditions is recognized over the remaining requisite service period following the IPO.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance to amounts that are more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company records interest and penalties related to unrecognized tax benefits in provision for income taxes in the consolidated statements of operations.

The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income for the reporting period plus an additional tax provision or benefit for items accounted for discretely in the quarter. Interest and penalties related to unrecognized tax benefits and other discrete items are recognized in the provision for income taxes as incurred.

Segment and Geographic Information

The Company has a single operating and reportable segment. The Company's chief operating decision maker ("CODM") is its chief executive officer. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates as one reportable segment. The Company presents financial information about its geographic areas in Note 4, Revenue Recognition, and Note 12, Segment Information.

Net Loss per Share Attributable to Common Stockholders

The Company computes basic and diluted net loss per share attributable to common stockholders using the two-class method required for participating securities. The Company considers its convertible preferred stock, restricted common stock, and shares issued upon the early exercise of stock options subject to repurchase to be participating securities. Under the two-class method, the net loss is not allocated to the convertible preferred stock, restricted common stock, and early exercised stock options as the holders do not have a contractual obligation to share in the Company's losses.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities. For periods in which the Company reports net losses, all potentially dilutive securities are anti-dilutive and accordingly, basic net loss per share is the same as diluted net loss per share.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which requires enhancement and further transparency on certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The Company adopted this ASU for the year ended January 31, 2026, on a prospective basis. See Note 11, Income Taxes, for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU clarifies the threshold entities apply to begin capitalizing costs and removes references to software development project stages. The ASU requires that an entity capitalize software costs when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the intended functions, including consideration of whether there is significant development uncertainty. This ASU is effective for the Company beginning February 1, 2028. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The ASU is effective for the Company beginning February 1, 2026, and requires adoption on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

Note 3 - Fair Value Measurements

Certain financial assets and liabilities are measured at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•
Level 1 - Assets and liabilities whose values are based on observable inputs such as quoted (unadjusted) prices in active markets for identical assets or liabilities.
•
Level 2 - Assets and liabilities whose values are based on inputs from quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.
•
Level 3 - Assets and liabilities whose values are based on unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value measurement.

The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The Company classifies its convertible preferred stock warrants and Convertible Notes within Level 3 and they are measured at fair value using valuation techniques and require significant management judgment or estimation. For the fiscal year ended January 31, 2024 and 2025, the convertible preferred stock warrant fair value and subsequent fair value adjustments were not material to the Company's consolidated financial statements. In connection with the Company's IPO, the convertible preferred stock warrants expired as the performance condition was not met. For further detail, refer to Note 10, Stockholders' Equity (Deficit).

The Company did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Cash Equivalents and Marketable Securities

The following tables summarize cash equivalents and marketable securities within significant investment categories by level of input within the fair value hierarchy as of January 31, 2026 and 2025 (in thousands):

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$81,237	$-	$-	$81,237	$79,103	$2,134
Level 2
Commercial paper	437,817	307	(2)	438,122	93,817	344,305
Corporate debt securities	228,455	165	(31)	228,589	-	228,588
Asset-backed securities	23,306	336	-	23,642	-	23,642
Government agency securities	248,751	96	(94)	248,753	121,820	126,934
Total	$1,019,566	$904	$(127)	$1,020,343	$294,740	$725,603

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$26,262	$-	$-	$26,262	$24,369	$1,903
Level 2
Commercial paper	56,611	10	(3)	56,618	24,996	31,622
Corporate debt securities	26,940	27	(56)	26,911	-	26,911
Asset-backed securities	20,344	30	(131)	20,243	-	20,243
Total	$130,157	$67	$(190)	$130,034	$49,365	$80,679

Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of January 31, 2026 and 2025. There were no impairment charges due to credit losses during the fiscal years ended January 31, 2026, 2025, and 2024.

The following table summarizes the fair value of the Company's investments by remaining contractual maturity dates as of January 31, 2026 (in thousands):

Fair Value
Due within one year	$461,898
Due between one through five years	263,705
Total	$725,603

The Convertible Notes are measured at fair value and are categorized within Level 3 of the fair value hierarchy. Prior to the IPO, the fair value of the Convertible Notes was estimated using scenario-based binomial lattice model. The scenarios consist of (a) Scenario 1 - likelihood of achieving a liquidity event, such as an IPO, and (b) Scenario 2 - the Company remains private. Following the IPO, the fair value of the Convertible Notes is estimated using a single-scenario lattice approach that incorporates the trading price of the Company's Class A common stock, risk-free interest rate, and estimated credit spread.

The fair value of the Convertible Notes on their respective issuance dates was the same as the carrying amounts of $401.0 million for the 2028 Notes and $75.0 million for the 2029 Notes.

The following tables summarize the significant quantitative inputs considered in the valuation of Convertible Notes as of January 31, 2026 and 2025:

	January 31, 2026		January 31, 2025
Inputs	2028 Notes	2029 Notes	2028 Notes	2029 Notes
Price per share of common stock	$14.85	$14.85	$12.41	$12.41
Conversion premium	30.0%	30.0%	30.0%	30.0%
Risk-free rate	3.6%	3.7%	4.3%	4.3%
Selected credit spread	10.0%	10.0%	13.8%	13.8%
Coupon rate	3.8%	3.0%	3.8%	3.0%
Expected volatility	40.0%	40.0%	65.0%	65.0%
Time until exit (in years)	-	-	0.7	0.7

Note 4 - Revenue Recognition

Disaggregation of Revenue

Subscription revenue is recognized over time and accounted for 99%, 99% and 98% of the Company's revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

The following table summarizes the disaggregation of revenue by geographic area, based on the shipping address of the end customer for contracts through channel partners and direct customers (in thousands):

	Year Ended January 31,
	2026	2025	2024
Americas	$400,518	$306,770	$246,192
Asia Pacific and Japan ("APJ")	131,330	101,175	72,329
Europe, the Middle East, and Africa ("EMEA")	177,149	130,323	88,362
Total revenue	$708,997	$538,268	$406,883

Revenue from the United States, which is included within the Americas region in the table above, was $317.0 million, $250.6 million, and $205.2 million during the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

The following table summarizes revenue from contracts through indirect channels, including channel partners and MSPs, and direct end customers for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025	2024
Indirect channels	$675,743	$502,544	$374,186
Direct end customers	33,254	35,724	32,697
Total revenue	$708,997	$538,268	$406,883

Deferred Revenue

Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The amount of revenue recognized in the fiscal years ended January 31, 2026, 2025, and 2024, that was included in the deferred revenue at the beginning of the period was $429.8 million, $335.4 million, and 255.4 million, respectively.

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

The following table summarizes the activity of deferred revenue (in thousands):

	January 31,
	2026	2025
Beginning balance	$590,307	$436,931
Additions	794,548	691,644
Recognition of deferred revenue	(708,997)	(538,268)
Ending balance	$675,858	$590,307

Deferred revenue, current	$532,732	$430,156
Deferred revenue, noncurrent	143,126	160,151
Total deferred revenue	$675,858	$590,307

Remaining Performance Obligations

Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods.

As of January 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.2 billion. The Company expects to recognize 54% of the remaining performance obligations over the next 12 months and 43% between 13 and 36 months, with the remainder to be recognized thereafter.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	January 31,
	2026	2025
Beginning balance	$121,665	$100,747
Capitalization of contract acquisition costs	87,389	66,183
Amortization of deferred contract acquisition costs	(54,208)	(45,265)
Ending balance	$154,846	$121,665

Deferred contract acquisition costs, current	$54,048	42,860
Deferred contract acquisition costs, noncurrent	100,798	78,805
Total deferred contract acquisition costs	$154,846	$121,665

Note 5 - Acquisitions, Goodwill, and Intangible Assets

Fiscal 2025 Acquisition

In October 2024, the Company acquired 100% of the voting equity interests of Dasera, Inc. ("Dasera"), a company which specializes in the Data Security Posture Management ("DSPM"). The acquisition was accounted for as a business combination.

The total purchase consideration for the acquisition of Dasera consisted of $2.5 million in cash, $17.9 million of common shares issued, of which $3.4 million was held back to secure indemnification obligations, and $0.2 million in replacement awards related to pre-combination services provided by employees. The total purchase consideration was allocated as follows: $19.4 million to identifiable intangible assets, $0.5 million to net liabilities assumed, $2.2 million to net deferred tax liabilities assumed, and $3.9 million, the excess of the purchase price over the fair value of net assets acquired, to goodwill. Goodwill arising from the acquisition represents the expected expansion of Netskope's DSPM offerings, establishing a stronger foothold in the market, and growth in additional markets with minimal additional investment in personnel, facilities, or technology.

Certain stock options held by Dasera employees were assumed by the Company with a total fair value of $0.4 million; $0.2 million as purchase consideration related to pre-combination services and the remaining $0.2 million allocated to post-combination services being recognized ratably as stock-based compensation expense over the remaining service period.

Transaction costs of $0.5 million were expensed as incurred as a component of general and administrative expense in the consolidated statement of operations for the fiscal year ended January 31, 2025.

The identifiable intangible assets primarily consisted of developed technology of $18.2 million and customer relationship of $1.2 million, with estimated useful lives of three years and two years, respectively. The developed technology and customer relationship were valued using the replacement cost approach.

The results of operations of Dasera are included in the accompanying consolidated statements of operations from the date of acquisition. Revenue and net loss of Dasera included in the consolidated statement of operations for the fiscal year ended January 31, 2025 were immaterial.

Fiscal 2024 Acquisitions

In September 2023, the Company acquired 100% of the voting equity interest of Kadiska, Inc. ("Kadiska"), a company which specializes in Digital Experience Management ("DEM"), Network Performance Monitoring ("NPM"), and Application Performance Monitoring ("APM") domain. The acquisition was accounted for as a business combination. The total purchase consideration was $16.6 million of cash consideration. The total purchase consideration was allocated as follows: $12.3 million to identifiable intangible assets, $0.9 million to net assets acquired and $2.1 million to net deferred tax liabilities, with the excess $5.5 million of the purchase price over the fair value of net assets acquired recorded as goodwill. Goodwill arising from the acquisition represents the expected expansion of Netskope's security platform offerings, establishing a stronger foothold in the market, and growth in additional markets with minimal additional investment in personnel, facilities, or technology. Of the total purchase consideration, $2.4 million was held back to secure indemnification obligations. All indemnification holdbacks were released as of January 31, 2026.

In addition, Netskope issued 329,293 shares of common stock, to certain stockholders of Kadiska in conjunction with the acquisition, which are subject to continuing service requirements; the fair value of $3.6 million is attributable to post-combination services and recognized ratably as stock-based compensation expense over the remaining service period.

Transaction costs of $0.8 million were expensed as incurred as a component of general and administrative expense in the consolidated statement of operations for the fiscal year ended January 31, 2024.

The identifiable intangible assets, which primarily consisted of developed technology of $9.3 million and customer relationship of $3.0 million with estimated useful lives of three years and two years, respectively. The developed technology and customer relationship were valued using the replacement cost approach, based on the cost incurred to replace the asset in like utility using current material and labor rates.

The results of operations of Kadiska are included in the accompanying consolidated statements of operations from the date of acquisition. Revenue and net loss of Kadiska included in the Company's consolidated statement of operations for the fiscal years ended January 31, 2024 and 2025, were immaterial.

Goodwill

There was no change in the carrying amount of goodwill during the fiscal year ended January 31, 2026. The change in the carrying amount of goodwill during the fiscal year ended January 31, 2025 was as follows (in thousands):

Amount
Balance as of January 31, 2024	$57,176
Goodwill acquired	3,907
Balance as of January 31, 2025	$61,083

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	January 31, 2026			January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$119,699	$(107,316)	$12,383	$119,699	$(93,150)	$26,549
Customer relationship	4,241	(3,829)	412	4,241	(2,348)	1,893
Workforce	1,068	(1,068)	-	1,068	(1,068)	-
Patents	1,000	(192)	808	1,000	-	1,000
Total finite-lived intangible assets	126,008	(112,405)	13,603	126,008	(96,566)	29,442
IP number block	7,800	-	7,800	7,800	-	7,800
Total intangible assets	$133,808	$(112,405)	$21,403	$133,808	$(96,566)	$37,242

Amortization expenses related to acquired intangible assets were $15.8 million, $22.7 million, and $21.1 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

As of January 31, 2026 and 2025, the weighted-average remaining amortization period of the intangible assets was 2.0 years. Amortization of developed technology is included in cost of revenue in the consolidated statements of operations; amortization of customer relationship and workforce is included in operating expenses in the consolidated statements of operations.

The expected future amortization expense for acquired intangible assets as of January 31, 2026 is as follows (in thousands):

Fiscal Years Ending January 31,	Amount
2027	8,549
2028	4,292
2029	124
2030	124
2031	124
Thereafter	390
Total	$13,603

Note 6 - Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2026	2025
Prepaid software and subscription	$21,787	$18,319
Prepaid data center-related costs	1,724	7,509
Prepaid sales and marketing	9,539	375
Prepaid insurance	4,213	2,025
Prepaid professional fees	2,125	1,723
Prepaid income and other taxes	12,352	3,908
Other	21,813	4,132
Total prepaid expenses and other current assets	$73,553	$37,991

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2026	2025
Data center equipment	$196,835	$179,773
Computers and related equipment	25,159	21,050
Capitalized internal-use software	30,453	27,420
Furniture and fixtures	2,101	2,019
Leasehold improvements	4,514	4,491
Total property and equipment	259,062	234,753
Less: accumulated depreciation and amortization	(165,186)	(135,273)
Property and equipment, net	$93,876	$99,480

Depreciation and amortization expenses were $30.1 million, $31.7 million, and $28.2 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	January 31,
	2026	2025
Accrued bonus	$45,017	$35,521
Accrued commission	17,774	11,829
ESPP withholdings	10,607	-
Accrued vacation	7,105	4,059
Accrued payroll taxes	5,995	4,775
Other	13,382	6,597
Total accrued compensation and benefits	$99,880	$62,781

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31,
	2026	2025
Accrued vendor liabilities	$10,072	$10,658
Accrued cash holdback in connection with acquisition	1,176	2,304
Accrued professional fees	2,920	1,669
Early exercised stock options liability	-	454
Income and other tax payable	8,292	5,563
Other	1,255	204
Total accrued expenses and other current liabilities	$23,715	$20,852

Note 7 - Commitments and Contingencies

Legal Matters

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company does not believe that there are any pending or threatened legal proceedings that are likely to have a material adverse effect on its consolidated financial statements, however, the outcomes of litigation and legal matters are inherently unpredictable, and an unfavorable resolution could materially affect the Company's results of operations, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could affect the Company's results of operations.

Indemnification

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company's products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the potential amount of liability under these indemnification obligations due to the Company's limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of January 31, 2026, the Company has not incurred any material costs nor recognized any liabilities related to indemnification obligations for any of the periods presented.

Letters of Credit

As of January 31, 2026 and 2025, the Company had $1.2 million outstanding letters of credit in connection with facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through fiscal year 2031.

Note 8 - Leases

The Company has entered into non-cancelable operating lease agreements to lease offices and space and racks at data center facilities with various expiration dates through fiscal year 2036, inclusive of the option to extend the term for the office lease in Santa Clara, California for one additional 5-year term, which is determined with reasonable certainty that the Company will exercise such option. The Company's operating lease arrangements do not contain any restrictive covenants or residual value guarantees. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of these facilities.

In June 2024, the Company entered into a lease amendment to reduce the leased space, adjust the base rent, and extend the term of its office lease in Santa Clara, California to 2030, with an option to extend for one additional 5-year period. The modification resulted in additional right-of-use assets and corresponding lease liabilities of $5.6 million, which were recorded during the year ended January 31, 2025.

In December 2023, the Company ceased to use a portion of the Company's leased office space in Santa Clara, California and entered into an agreement to sublease the space. The sublease commenced in February 2024 and terminated in November 2025. The Company recognized a loss of $1.3 million as a result of the impairment of related right-of-use assets during the year ended January 31, 2024. The sublease income for the fiscal years ended January 31, 2026, 2025, and 2024 were immaterial.

Supplemental cash flow information related to the Company's operating leases for the fiscal years ended January 31, 2026, 2025, and 2024, as well as the weighted-average remaining lease term and weighted-average discount rate as of January 31, 2026 and 2025, were as follows (amount in thousands, except lease term and discount rate data):

	Year Ended January 31,
	2026	2025	2024
Supplemental Cash Flow Information
Cash paid for amount included in the measurement of operating lease liabilities	$16,001	$15,305	$13,753
Operating lease ROU assets obtained in exchange for operating lease liabilities	$11,242	$13,164	$11,078

	January 31,
	2026	2025
Weighted-average remaining lease term (years)	6.2	7.0
Weighted-average discount rate	7.3%	7.6%

The components of lease costs for the fiscal years ended January 31, 2026, 2025, and 2024 consisted of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Operating lease costs	$22,763	$19,810	$17,685
Short-term lease costs	386	652	863
Variable lease costs	3,564	3,258	2,026
Total lease costs	$26,713	$23,720	$20,574

Future operating lease payments as of January 31, 2026 were as follows (in thousands):

Fiscal Years Ending January 31,	Amount
2027	12,791
2028	5,948
2029	4,174
2030	3,637
2031	3,245
Thereafter	13,626
Total operating lease payments	$43,421
Less: Imputed interest	(9,228)
Present value of operating lease liabilities	$34,193

Note 9 - Convertible Notes

2028 Notes

In December 2022, the Company issued $401.0 million in aggregate principal amount of its 2028 Notes pursuant to an indenture, dated as of December 22, 2022 (as supplemented by that certain First Supplemental Indenture, dated April 25, 2025 and Second Supplemental Indenture, dated September 19, 2025, the "2028 Notes Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee.The 2028 Notes are senior unsecured obligations of the Company, which accrue interest quarterly at a rate of 3.75% per annum, with such interest to be paid in kind through an increase in the principal amount of the 2028 Notes, or paid in cash, at the election of the Company, on a quarterly basis. The 2028 Notes will mature on December 15, 2028 unless earlier redeemed, repurchased, or converted.

Holders of the 2028 Notes may convert their 2028 Notes in the following circumstances:

•
From the second anniversary of the issue date of the 2028 Notes through the business day before the earlier of (x) the maturity date of the 2028 Notes and (y) the date of a Qualified IPO;
•
From the business day after nine months following the IPO through the business day before maturity date of the 2028 Notes;
•
Upon certain corporate events, including a Fundamental Change or Common Stock Change Event (each as defined in the 2028 Notes Indenture); and
•
If the Company elects to redeem the 2028 Notes in connection with certain tax events.

In April 2025, the Company amended certain terms of the 2028 Notes, which amendments became effective upon the effectiveness of the IPO in September 2025. The amendments included the following:

•
Extension of the maturity date of the 2028 Notes from December 15, 2027 to December 15, 2028;
•
Cancellation of the holders’ option to request the repurchase of the 2028 Notes in December 2026, and modification of the optional repurchase window to begin 120 days prior to the amended maturity date of the 2028 Notes and end 91 days prior to such date;

•
Modification of post-Redemption Trigger Date (as defined in the 2028 Notes Indenture) redemption terms, under which the Company may redeem the 2028 Notes on or before the fortieth scheduled trading day immediately prior to the maturity date of the 2028 Notes, contingent upon the price of the Company’s Class B common stock exceeding at least 200% (or 230% post-December 15, 2027) of the conversion price for a specified period unless such redemption is in connection with a change in tax law.

Following the Company's IPO in September 2025, if any of the 2028 Notes are converted by the holders thereof, the Company may elect to settle such conversion by paying or delivering, as the case may be, cash, shares of its Class B common stock, or any combination thereof. However, for the conversions that occur before the Qualified IPO, conversions could only be settled in shares of the Company's common stock. The conversion rate of the 2028 Notes is 42.1046 shares per $1,000 principal amount of 2028 Notes, which is equal to a conversion price of approximately $23.75 per share.

The Company may not redeem the 2028 Notes before the one-year anniversary of the IPO, or the period between the effective date of a Fundamental Change up to the sixty-fifth trading day following the date the Company issues the related Fundamental Change notice, or the Redemption Trigger Date (as defined in the 2028 Notes Indenture) unless it is a redemption in connection with a change in tax law. After the Redemption Trigger Date and before maturity of the 2028 Notes, the Company may redeem some or all of the 2028 Notes if the last reported sale price of its Class B common stock is at least 200% (or 230% post-December 15, 2027) of the conversion price for a specific trading-day periods and if certain liquidity conditions are satisfied. The redemption price will equal the principal plus accrued and unpaid interest on the 2028 Notes called for redemption, except that redemptions in connection with certain corporate events will be subject to the Fundamental Change repurchase price as described below. The Company may not redeem less than all of the 2028 Notes if following such redemption, fewer than $100.0 million aggregate principal amount of the 2028 Notes would remain outstanding.

Holders of the 2028 Notes have the right to request the Company to repurchase all or part of the 2028 Notes in cash during the period beginning 120 days prior to the maturity date of the 2028 Notes and ending 91 days prior to the maturity date of the 2028 Notes. The repurchase price included principal, accrued interest, and a minimum return multiple equal to a quarterly compounded 14.0% rate, reduced for any prior cash interest payments.

If a Fundamental Change occurs prior to maturity, the holders of the 2028 Notes may require the Company to repurchase all or any whole number of their 2028 Notes for cash. The repurchase price would be the greater of (i) a specified premium ranging from 140% to 170% of principal amount of the 2028 Notes, depending on the date of such repurchase, and (ii) the principal amount plus all accrued and unpaid interest thereon. The definition of Fundamental Change in the 2028 Notes Indenture includes certain business combination transactions involving the Company, as well as certain de-listing events concerning the Company's common stock.

The 2028 Notes Indenture contains customary terms, covenants, and events of default. Upon an event of default related to insolvency or bankruptcy of the Company, the 2028 Notes become immediately due and payable without further action or notice by any person. Upon certain other events of default, the 2028 Notes may be accelerated by the trustee under the 2028 Notes Indenture or by holders representing at least 25% of the outstanding aggregate principal amount of the 2028 Notes. Upon acceleration, the amount due includes the aggregate principal amount of the outstanding 2028 Notes, plus any accrued and unpaid interest, and an acceleration premium designed to ensure a minimum total return of 140% to 170% of the principal amount of the 2028 Notes, taking into account any prior cash interest payments made.

The 2028 Notes are subject to certain negative covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness while at least 10% of the originally issued aggregate principal amount of the 2028 Notes remains outstanding, subject to certain exclusions and exceptions. Prior to the Qualified IPO, the 2028 Notes also contained restrictions on the Company's ability to make dividends or other equity-related payments, redeem or prepay any the Company's or its subsidiaries' subordinated obligations, consummate certain asset sales, or sell or exclusively license material intellectual property, in each case, subject to certain exclusions and exceptions. Prior to the Qualified IPO, the Company was also required to maintain minimum liquidity equal to the excess of its consolidated cash over accounts payable outstanding more than 90 days from invoice date in an amount of at least $40.0 million. However, the 2028 Notes permit the Company to secure and draw on a revolving credit facility of up to $150 million.

2029 Notes

In August 2024, the Company entered into a Note Purchase Agreement, or the Note Agreement, with certain investors. Pursuant to the Note Agreement, in September 2024 or the Issuance Date, the Company issued $75.0 million in an aggregate principal amount of its 2029 Notes pursuant to an indenture, dated September 30, 2024 (as supplemented by that certain First Supplemental Indenture, dated as of September 19, 2025, the "2029 Notes Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are senior unsecured obligations of the Company, which accrue interest quarterly at a rate of 3.00% per annum, with such interest to be paid in kind through an increase in the principal amount of the 2029 Notes, or paid in cash, at the election of the Company, on a quarterly basis. The 2029 Notes will mature on August 1, 2029, or Maturity Date, unless earlier redeemed, repurchased, or converted.

Holders of the 2029 Notes may convert their 2029 Notes in the following circumstances:

•
From the second anniversary of the Signing Date (as defined in the 2029 notes Indenture) of the 2029 Notes through the business day before the earlier of (x) the maturity date of the 2029 Notes and (y) the date of a Qualified IPO;
•
From the business day after nine months following a the IPO through the business day before maturity date of the 2029 Notes;
•
Upon certain corporate events, including a Fundamental Change or Common Stock Change Event (each as defined in the 2029 Notes Indenture); and
•
If the Company elects to redeem the 2029 Notes in connection with certain tax events.

Following the Company's IPO, if any of the 2029 Notes are converted by the holders thereof, the Company may elect to settle such conversions by paying or delivering, as the case may be, cash, shares of its Class B common stock, or any combination thereof. However, for any conversions that occur before a Qualified IPO, such conversion could only be settled in shares of the Company's common stock. The conversion rate of the 2029 Notes is 40.4858 shares per $1,000 principal amount of 2029 Notes, which is equal to a conversion price of approximately $24.70 per share.

The Company may not redeem the 2029 Notes before the one-year anniversary of the IPO, or the period between the effective date of a Fundamental Change up to the sixty-fifth trading day following the date the Company issues the related Fundamental Change notice, or the Redemption Trigger Date (as defined in the 2029 Notes Indenture) unless it is a redemption in connection with a change in tax law. After the Redemption Trigger Date and before maturity of the 2029 Notes, the Company may redeem some or all of the 2029 Notes if the last reported sale price of its Class B common stock is at least 200% of the conversion price for specified trading-day periods and if certain liquidity conditions are satisfied. The redemption price will equal the principal plus accrued and unpaid interest on the 2029 Notes called for redemption, except that redemptions in connection with certain corporate events will be subject to the Fundamental Change repurchase price as described below. The Company may not redeem less than all of the 2029 Notes if, following such redemption, fewer than $50.0 million aggregate principal amount of the 2029 Notes would remain outstanding

Holders of the 2029 Notes have the right to request the Company to repurchase all or part of the 2029 Notes in cash after the earlier of (i) the fourth anniversary of the issue date of the 2029 Notes and (ii) the third anniversary of the IPO, but prior to 91 days before maturity. The repurchase price includes principal, accrued interest, and a required minimum return based on a 13.50% quarterly compounded rate.

The terms relating to Fundamental Change, negative covenants, and events of default under the 2029 Notes are substantially similar as those governing the 2028 Notes. Refer to 2028 Notes description above for a full summary of these terms.

The change in the fair value of the Convertible Notes and the related impact on the consolidated statement of operations and the consolidated statements of comprehensive loss are presented below (in thousands):

	2028 Notes	2029 Notes	Total
Fair value as of January 31, 2023	$420,280	$-	$420,280
Change in fair value reported in the Consolidated Statement of Operations	38,575	-	38,575
Change in fair value reported in Consolidated Statement of Comprehensive Loss	13,645	-	13,645
Fair value as of January 31, 2024	472,500	-	472,500
Issuance during the period	-	75,000	75,000
Change in fair value reported in the Consolidated Statement of Operations	94,030	4,597	98,627
Change in fair value reported in Consolidated Statement of Comprehensive Loss	(19,269)	(236)	(19,505)
Fair value as of January 31, 2025	547,261	79,361	626,622
Change in fair value reported in the Consolidated Statement of Operations	27,406	6,850	34,256
Change in fair value reported in Consolidated Statement of Comprehensive Loss	51,981	8,101	60,082
Fair value as of January 31, 2026	$626,648	$94,312	$720,960

Remaining unpaid principal as of January 31, 2026	$401,000	$75,000	$476,000

PIK interest expense included in the fair value changes for the 2028 Notes was $16.5 million, $15.9 million and $15.3 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. For the 2029 Notes, PIK interest expense was $2.3 million and $0.8 million for the fiscal years ended January 31, 2026 and 2025, respectively. No interest expense was recorded in the fiscal year ended January 31, 2024.

Note 10 - Stockholders' Equity (Deficit)

Common Stock

In connection with the completion of the IPO, the Company amended and restated its certificate of incorporation (the "Charter"), which authorizes three classes of $0.0001 par common stock: 3,000,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 1,000,000,000 shares of Class C. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have no voting rights, except as otherwise required by law. Class A and Class B common stock are referred to collectively as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Common stockholders are entitled to dividends when and if declared by the board of directors.

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

Founders Preferred Stock

In October 2012, the board of directors approved the issuance of Founders Preferred Stock ("Founders Preferred Stock") to two of the Company's founders. The Company issued 3,160,000 shares of Founders Preferred Stock to such two founders. Holders of the Founders Preferred Stock were not entitled to the dividend rights or the liquidation preference which were provided to holders of the Convertible Preferred Stock as outlined below. As of January 31, 2025, the shares and carrying values of Founders Preferred Stock were included within common stock in the Company's consolidated balance sheets and consolidated statements of stockholders' equity (deficit).

Upon the closing of the IPO, all 3,160,000 shares of Founder Preferred Stock outstanding were automatically converted into an equal number of shares of Class B common stock.

Preferred Stock

In connection with the amendment of the Company's certificate of incorporation upon IPO, the Company authorized 300,000,000 shares of undesignated preferred stock, with a par value of $0.0001 per share. As of January 31, 2026, there were no preferred shares issued and outstanding.

Upon the closing of the IPO, all previously issued and outstanding convertible preferred stock was automatically converted at a 1:1 ratio into an aggregate of 218,897,608 shares of Class B common stock.

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

Prior to the IPO and the conversion, the holders of the convertible preferred stock had the following rights and preferences:

Dividend Rights

Holders of Series A through Series H convertible preferred stock ("Senior Preferred Stock") were entitled to receive non-cumulative dividends at the rate of 8% of their applicable original issue price per share (as adjusted for any stock dividends, stock splits, stock combinations, recapitalizations or similar events with respect to such), on a pari passu basis when, and if, as declared by the board of directors. No dividends will be paid to holders of Founders Preferred Stock or common stock until the aforementioned dividends on Senior Preferred Stock have been paid or declared and set aside for payment. Any remaining dividends shall be paid to the holders of Senior Preferred Stock, Founders Preferred Stock and common stock on an as-converted basis. The Company has not declared any dividends.

Conversion Rights

Each share of the Company's Senior Preferred Stock and Founders Preferred Stock was convertible, at the option of the holder, and was subject to automatic conversion upon the closing of an IPO, into the number of fully paid and non-assessable shares of common stock, which was calculated by dividing the applicable original issue price per share for the Senior Preferred Stock or $0.0000375 for the Founder Preferred Stock by the applicable conversion price per share on the date that the share certificate is surrendered for conversion. As of January 31, 2025, the conversion prices per share for all shares of Senior Preferred Stock were equal to the original issue prices, and the rate at which each share would convert into common stock was one-for-one. The conversion prices were subject to adjustment for specified dilutive issuances, stock splits, combinations, and non-cash dividends.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Senior Preferred Stock were entitled to receive, on a pari passu basis, prior and in preference to any distribution from the proceeds of the liquidation event of the Company to the holders of common stock or Founders Preferred Stock by reason of their ownership thereof, an amount per share equal to the applicable original issue price plus all declared but unpaid dividends, on each such share of Senior Preferred Stock held by them. If such liquidation event occurred, the proceeds thus distributed among the holders of Senior Preferred Stock were insufficient to permit the payment to such holders of the full aforesaid preferential amount, then the entire proceeds legally available for distribution would be distributed ratably among the holders of Senior Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Voting Rights

The holders of convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted on the record date for the vote or consent of stockholders and, except as otherwise required by law or the Company's restated certificate of incorporation, had voting rights and powers equal to the voting rights and powers of the common stock. Fractional votes were not permitted. As long as at least 4,800,000 shares of each of the Series C and Series B convertible preferred stock and 4,000,000 shares of the Series A convertible preferred stock (as adjusted for any stock dividends, stock splits, stock combinations, recapitalizations or similar events with respect to such shares) remain outstanding, the holders of at least a majority of the outstanding shares of each of the Series A, B, and C convertible preferred stock, voting as a separate class, would each be entitled to elect one member of the Board. Each of the Board members elected by the holders of convertible preferred stock would have one vote on any action to be voted upon by the Board or any committee or subcommittee thereof. The holders of at least a majority of the outstanding shares of common stock and Founders Preferred Stock, voting together as a single class and on an as converted to common stock basis, would have been entitled to elect three members of the Board.

Each Board member elected by holders of common stock and Founders Preferred Stock would have one vote on any action to be voted upon the Board or any committee or subcommittee thereof, however if there was a vacancy or vacancies then the original Board member elected by holders of common stock and Founders Preferred Stock would have such additional votes for each vacancy. Any additional independent members on the Board were subject to election by at least 60% of the Senior Preferred Stock voting as a single class, and a majority of common stock and Founders Preferred Stock voting as a single class. Each independent member on the Board shall have one vote on any vote taken by the Board or a committee.

Redemption

The convertible preferred stock was not redeemable at the option of the holders thereof.

Classification of convertible preferred stock

Prior to the IPO and the conversion, the convertible preferred stock had been classified within permanent equity as the holders of convertible preferred stock did not control (1) the board of directors through direct representation or other rights or (2) the vote on matters submitted to the Company's stockholders, with only three out of eight voting rights.

Warrants

In August 2021, the Company issued common stock warrants to a channel partner to purchase 266,000 shares of common stock for an exercise price of $4.38 per share, exercisable upon the completion of certain milestones. A total of 66,500 shares of common stock were issued upon exercise of the warrants in a prior period after meeting certain milestones. As of January 31, 2025, a total of 199,500 shares of common stock were issuable under such warrants. As of January 31, 2026, there were no shares of common stock issuable under such warrants.

In January 2020, the Company issued warrants to a Series G preferred stock investor to acquire up to $30 million common stock upon a Direct Listing (as defined in the warrant agreement). A Direct Listing does not include an underwritten IPO of the Company's common stock registered under the Securities Act. These warrants expired as a result of the Company's IPO in September 2025. Prior to the IPO, the fair value of these warrants and the subsequent adjustments were not material to the consolidated financial statements.

In December 2014, the Company issued preferred stock warrants to an investor to purchase 4,814 shares of Series C preferred stock for an exercise price of $1.45 per share with an exercise period of 10 years or 2 years from the Company's IPO. These warrants were exercised in December 2024 on a net share basis which resulted in the issuance of 4,230 shares of Series C preferred stock.

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

In October 2022, the Company adopted the 2022 Stock Incentive Plan ("2022 Plan"), under which officers, employees, and consultants may be granted awards of options, restricted stock awards, stock appreciation rights, RSUs and other stock awards. The options generally vest over four years with 25% of the option shares vesting one year from the service begin date and then monthly over the following 36 months and expire no more than 10 years after the date of grant. RSUs granted under the 2022 Plan are subjected to service-based and performance-based vesting conditions. RSUs generally vest ratably over three to four years from vesting commencement date. Certain awards provided for accelerating vesting if there is a Change in Control (as defined in the 2022 Plan). The 2012 Plan was terminated upon the adoption of the 2022 Plan and all remaining shares available for issuance under the 2012 Plan were transferred into the 2022 Plan.

In connection with the IPO, in September 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan", collectively, with the 2012 Plan and the 2022 Plan, referred to as the "Equity Incentive Plans"), under which the Company is authorized to grant awards of options, restricted stock, RSUs, stock appreciation rights, performance awards to employees, directors, and consultants, and the Company's parent and subsidiary corporation's employees and consultants. The 2022 Plan was terminated effective immediately upon the adoption of the 2025 Plan. Under the 2025 Plan, the Company initially reserved 38,210,000 shares of Class A common stock for issuance. In addition, the number of shares reserved for issuance under the 2025 Plan include the number of shares of Class A common stock and the number of shares of Class B common stock issuable under the 2012 Plan and 2022 Plan. The number of shares available for issuance under the 2025 Plan also includes an annual increase on the first day of each fiscal year beginning with the Company's 2027 fiscal year, equal to the lesser of: (i) 38,210,000 shares of Class A common stock, (ii) five percent (5%) of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as the Company's board of directors may determine. As of January 31, 2026, there were 40,432,311 shares of Class A common stock reserved for future issuance under the 2025 Plan.

RSUs

A summary of the Company's RSU activity, including performance and market-based RSUs and restricted shares, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of January 31, 2025	41,535,046	$10.28
Granted	38,081,010	$14.97
Released	(19,028,367)	$11.82
Forfeited	(11,689,991)	$10.43
Outstanding as of January 31, 2026	48,897,698	$13.87

For the fiscal years ended January 31, 2026, 2025, and 2024, the total grant date fair value of RSUs that vested was $225.0 million, $8.5 million, and $6.4 million, respectively. The weighted-averaged grant date fair value of RSUs granted was $14.97, $11.25, and $10.47 per share for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

As of January 31, 2026, the Company had unrecognized stock-based compensation expense related to unvested RSUs of $416.8 million, including the performance and market-based RSUs described further below, that is expected to be recognized over a weighted-average period of 2.0 years once the performance condition is probable of being met.

Performance and Market-Based RSUs

Performance and market-based RSUs include RSU grants with service-based vesting condition and with performance-based and/or market-based vesting conditions. Prior to the IPO, all RSU grants had liquidity-contingent vesting conditions. For awards with performance-based vesting conditions, the Company determined the fair value based on the fair value of the Company's common stock on the date of grant. For awards with market-based vesting conditions, the Company used the Monte Carlo simulation method to determine the fair value at the grant date and the implied service period.

For the fiscal year ended January 31, 2026, the Company recognized $75.4 million of stock-based compensation expense attributable to the performance and market-based RSUs. No stock-based compensation expense attributable to performance and market-based RSUs was recognized for the fiscal years ended January 31, 2025 and 2024, as the performance-based vesting condition had not been satisfied in those periods.

Stock Options

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 31, 2025	58,655,952	$5.72	5.7	$344,465
Granted	207,350	$15.32
Exercised	(7,230,930)	$4.87		$77,451
Forfeited	(913,496)	$10.54
Outstanding as of January 31, 2026	50,718,876	$5.80	4.68	$459,400
Vested and expected to vest as of January 31, 2026	50,718,876	$5.80	4.68	$459,400
Vested and exercisable as of January 31, 2026	47,227,030	$5.61	4.58	$436,441

The aggregate intrinsic value of the options outstanding is calculated based on the difference between the exercise price and the fair value of the Company's common stock at the end of each period presented. The total intrinsic value of options exercised during fiscal years ended January 31, 2026, 2025, and 2024, was $77.5 million, $56.5 million, and $18.5 million, respectively. The total grant date fair value of options vested during the fiscal years ended January 31, 2026, 2025, and 2024 was $77.4 million, $46.4 million, and $64.3 million, respectively.

The weighted-average grant date fair value of options granted to employees during the fiscal years ended January 31, 2026, 2025, and 2024, was $8.95, $5.82, $5.54 per share, respectively.

The Black-Scholes assumptions used to value the stock options at the grant dates were as follows:

	Year Ended January 31,
	2026	2025	2024
Expected term (years)	5.6 - 6.1	5.3 - 6.0	5.2 - 5.9
Expected volatility	51.2% - 53.1%	49.1% - 51.8%	47.8% - 48.6%
Risk-free interest rate	3.9% - 4.1%	3.6% - 4.3%	3.9% - 4.2%
Expected dividend yield	0%	0%	0%

Early Exercise of Stock Options

Certain stock option holders have exercised options granted under the 2012 Plan prior to vesting. The unvested shares are subject to the Company's repurchase right at the original purchase price. The proceeds initially are recorded as a liability related to early exercised stock options and reclassified to additional paid-in capital as the repurchase right lapses. The Company did not issue any shares of common stock for early exercised options during the fiscal years ended January 31, 2026, 2025, and 2024.

As of January 31, 2025, 77,560 shares held by option holders were subject to repurchase at an aggregate price of $0.5 million. As of January 31, 2026, no shares held by option holders were subject to repurchase.

2025 Employee Stock Purchase Plan

In September 2025, the Company's board of directors adopted, and its stockholders approved, the 2025 ESPP, which became effective in connection with the IPO. The ESPP authorized the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 7,650,000 shares of the Company's Class A common stock has been reserved initially for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the ESPP.

The ESPP offers employees the option to purchase shares through a series of consecutive 12-month offering periods on each March 1st and September 1st (with two six-month purchase periods during each offering period). The initial offering period under the ESPP is shorter than 12 months, commencing on October 3, 2025 and ending on August 31, 2026, with the first purchase period commencing on October 3, 2025 and ending on February 28, 2026.

The price at which Class A common stock is purchased under the ESPP is equal to the lower of (i) 85% of the closing trading price per share of the Company's Class A common stock on the first date of an offering period in which a participant is enrolled or (ii) 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period. For the initial offering period, the fair market value of the Class A common stock on the offering date was $19.00, the price at which the Company's common stock was first sold to the public in the IPO, as specified in the final prospectus for the Company's IPO dated as of September 17, 2025 and filed with the SEC pursuant to the Rule 424(b)(4) on September 18, 2025.

The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31, 2026
Expected term (years)	0.41 - 0.91
Expected volatility	45.42% - 47.87%
Risk-free interest rate	3.68% - 3.92%
Expected dividend yield	0%

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation during the periods presented (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of revenue	$33,217	$2,477	$2,925
Sales and marketing	94,510	18,341	25,125
Research and development	232,467	24,698	27,150
General and administrative	155,997	5,318	5,791
Total stock-based compensation expense	516,191	50,834	60,991
Stock-based compensation capitalized in internal-use software	253	93	453
Total stock-based compensation	$516,444	$50,927	$61,444

Note 11 - Income Taxes

The Company's geographical breakdown of loss before provision for income taxes for the fiscal years ended January 31, 2026, 2025, and 2024, were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Domestic	$(656,983)	$(370,664)	$(355,001)
Foreign	(11,070)	20,397	16,933
Total	$(668,053)	$(350,267)	$(338,068)

The components of the provision for income taxes for the fiscal years ended January 31, 2026, 2025, and 2024, are as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current:
Federal	$-	$-	$-
State	95	87	28
Foreign	13,496	7,527	9,192
Total current	13,591	7,614	9,220
Deferred:
Federal	(20)	(1,965)	6
State	(8)	(214)	3
Foreign	(2,228)	(1,192)	(2,445)
Total deferred	(2,256)	(3,371)	(2,436)
Provision for income taxes	$11,335	$4,243	$6,784

The Company elected to adopt the guidance in ASC 2023-09, Income Taxes - Improvements to Income Tax Disclosure, on a prospective basis beginning with the fiscal year ended January 31, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes for the fiscal year ended January 31, 2026 (in thousands, except percentages)

	Year Ended January 31, 2026
	Amount	Percentage
Federal statutory rate	$(140,291)	21.0%
State and local income taxes, net of federal income tax effect(a)	86	(0.0)%
Foreign tax effects	10,863	(1.6)%
Effect of cross-border tax laws:
Global intangible low-taxes income (GILTI)	909	(0.1)%
Tax credits	(13,520)	2.0%
Changes in valuation allowances	133,061	(19.9)%
Nontaxable or non-deductible items:
Stock-based compensation expense(b)	5,440	(0.8)%
Convertible notes	7,194	(1.1)%
Other	780	(0.1)%
Change in unrecognized tax benefits	6,813	(1.0)%
Provision for income taxes	$11,335	(1.7)%

(a) State and local taxes in California, Illinois, and New York made up the majority (great than 50%) of the tax effect in this category.

(b) Includes amounts related to non-deductible stock-based compensation, including non-deductible executive compensation, in addition to excess tax benefits or shortfalls from stock-based compensation. The Company's provision for income tax for the fiscal year ended January 31, 2026 includes $24.8 million of excess tax benefits and $30.9 million of limitation on stock-based compensation deduction for executive compensation limited by Internal Revenue Section 162(m).

The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes for fiscal years ended January 31, 2025 and 2024, prior to the adoption of ASU 2023-09:

	Year Ended January 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Federal statutory rate	$(73,556)	21.0%	$(70,994)	21.0%
Effect of:
Foreign tax rate differential	1,696	(0.5)%	2,026	(0.6)%
Research and development tax credits	(17,401)	5.0%	(6,636)	2.0%
State taxes, net of federal benefit	(8,710)	2.5%	(9,180)	2.7%
Change in valuation allowance	64,323	(18.4)%	71,249	(21.1)%
Convertible note costs	23,222	(6.6)%	9,113	(2.7)%
Stock-based compensation expense	7,740	(2.2)%	9,704	(2.9)%
Other	6,929	(2.0)%	1,502	(0.4)%
	$4,243	(1.2)%	$6,784	(2.0)%

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of January 31, 2026 and 2025, were as follows (in thousands):

	January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$353,789	$251,616
Deferred revenue	37,988	24,725
Research and development tax credits	51,617	37,765
Section 174 capitalized costs	105,529	112,165
Stock-based compensation expense	44,995	13,825
Other DTA	21,618	21,986
Deferred tax assets	615,536	462,082
Less: valuation allowance	(571,559)	(422,638)
Net deferred tax assets	43,977	39,444

Deferred tax liabilities:
Deferred contract acquisition cost	(34,369)	(27,519)
Other	(5,350)	(10,002)
Total deferred tax liabilities	(39,719)	(37,521)
Net deferred tax assets	$4,258	$1,923

The Company regularly assesses the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that the deferred tax assets will be realized. In evaluating the need for a valuation allowance, the Company considers the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2026 and 2025, the Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets.

As of January 31, 2026 and 2025, the Company recorded a valuation allowance of $571.6 million and $422.6 million, respectively, on its deferred tax assets that the Company does not expect to be realized. The change in the valuation allowance was an increase of $148.9 million for the fiscal year ended January 31, 2026. The increase in the valuation allowance during the fiscal year ended January 31, 2026 was mainly due to an increase in deferred tax assets for its net operating loss carryforward, deferred revenue, and stock-based compensation. The valuation allowance on the deferred tax assets increased by $66.7 million during the fiscal year ended January 31, 2025. The increase in the valuation allowance during the fiscal year ended January 31, 2025 was mainly due to an increase in net operating loss carryforwards and Section 174 capitalized costs.

As of January 31, 2026, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.5 billion, of which $1.3 billion can be carried forward indefinitely but can only be used to offset 80% of taxable income. The remaining federal net operating loss carryforwards begin to expire in 2032. As of January 31, 2026, the Company had net operating loss carry-forwards for state income tax purposes of $695.9 million. The $603.6 million of state net operating loss carry-forwards begin expiring in 2026. The remaining $92.3 million of state net operating loss carry-forwards do not expire.

As of January 31, 2026, the Company had approximately $53.6 million of federal and $36.1 million of state research and development (R&D) credit carryforwards. The federal R&D tax credits expire in varying amounts between fiscal year 2032 and fiscal year 2045. The state R&D tax credits do not expire and may be carried forward indefinitely.

The Company's ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of future ownership changes as defined in Section 382 of Internal Revenue Code of 1986, as amended, and similar state tax law. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting a potential reduction in the gross deferred tax assets before considering the valuation allowance. The Company has conducted Section 382 studies and no past ownership changes would impact its ability to use these net operating losses.

The Company indefinitely reinvests earnings from its foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. The Company has not provided foreign withholding taxes for any undistributed earnings of the foreign subsidiaries.

The following is a rollforward of the total gross unrecognized tax benefits for the fiscal years ended January 31, 2026, 2025, and 2024, (in thousands):

Amount
Balance as of January 31, 2023	$25,584
Gross increase for tax positions of prior years	4,874
Gross decrease for tax positions of prior years	(545)
Gross increases for tax positions of current year	8,508
Decrease for lapse of statute of limitations	(50)
Balance as of January 31, 2024	38,371
Gross increase for tax positions of prior years	2,088
Gross decrease for tax positions of prior years	(13,591)
Gross increases for tax positions of current year	4,885
Decrease for lapse of statute of limitations	(396)
Balance as of January 31, 2025	31,357
Gross increase for tax positions of prior years	862
Gross decrease for tax positions of prior years	(300)
Gross increase for tax positions of current year	8,332
Decrease for lapse of statute of limitations	(323)
Balance as of January 31, 2026	$39,928

As of January 31, 2026, the Company had $39.9 million of unrecognized tax benefits. If the $39.9 million is recognized, $5.9 million would impact the effective tax rate. The remaining amount would be offset by the reversal of related deferral tax assets which are subject to a full valuation allowance. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties was $0.7 million as of January 31, 2026.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to the Company's net operating loss carryforwards, the income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.

The One Big Beautiful Bill Act (“OBBBA”), passed in July 2025 allows an immediate deduction for domestic research and experimental expenditures paid or incurred by the taxpayer during the taxable years beginning after December 31,2024. The Company is still required to capitalize and amortize foreign R&D expenses over 15 years.

The following table presents income taxes paid, net of refunds received, for the fiscal year ended January 31, 2026 (in thousands):

Year Ended January 31, 2026
Federal taxes	$-
States taxes	76
Foreign taxes:
Brazil	840
India	5,799
Spain	922
United Kingdom	600
Other	2,330
Income taxes paid	$10,567

Below is a summary of income taxes paid, net of refunds received, for the fiscal years ended January 31, 2025 and 2024 (in thousands).

	Year Ended January 31,
	2025	2024
Cash paid for income taxes	$6,626	$7,898

Note 12 - Segment Information

The Company identifies its operating segments in accordance with ASC 280, Segment Reporting. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the CODM to allocate resources and assess performance.

The Company's CODM is its Chief Executive Officer, and the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income (loss) that is also reported on the consolidated statements of operations. The significant expenses within net loss on which the CODM relies include those that are reported on the consolidated statements of operations. The measure of the Company's single operating segment assets is reported on the consolidated balance sheets as total assets.

Revenue disaggregation by geography is presented in Note 4, Revenue Recognition. No single country other than the United States represented 10% or more of the Company's total revenue during the fiscal years ended January 31, 2026, 2025, and 2024.

Long-lived assets, which are comprised of property and equipment, net and operating lease right-of-use assets, by geographic area are summarized as follows (in thousands):

	January 31,
	2026	2025
United States	$69,273	$88,820
Rest of the world	56,699	45,231
Total long-lived assets	$125,972	$134,051

Note 13 - Net Loss Per Share Attributable to Common Stockholders

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

Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share amount):

	Year Ended January 31,
	2026	2025	2024
Numerator:
Net loss attributable to common stockholders	$(679,388)	$(354,510)	$(344,852)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	213,896,041	97,515,591	91,394,561
Net loss per share attributable to common stockholders, basic and diluted	$(3.18)	$(3.64)	$(3.77)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	January 31,
	2026	2025	2024
Stock options	50,718,876	58,655,952	71,176,423
Convertible preferred stock	-	218,897,608	218,893,378
Convertible notes	22,136,005	20,879,521	17,598,191
Restricted stock units	48,622,268	40,904,473	26,408,539
Shares subject to repurchase	275,430	708,510	1,297,983
Conversion of stock warrants	-	199,500	204,314
Total	121,752,579	340,245,564	335,578,828

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Securities Trading Plans of Directors and Officers

During the three months ended January 31, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics, or Code of Ethics, that applies to all of our employees, including all directors and executive officers. Our Code of Ethics is available on our website at investors.netskope.com under “Corporate Governance”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Code of Ethics by posting such information on the website address and location specified above.

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

a)
Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data."

b)
Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

c)
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit
3.1*	Amended and Restated Certificate of Incorporation	10-Q	December 11, 2025	3.1
3.2*	Amended and Restated Bylaws	10-Q	December 11, 2025	3.2
4.1*	Description of Securities
4.2	Investors' Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of July 7, 2021, as amended	S-1/A	September 16, 2025	4.1
4.3^	Indenture, dated as of December 22, 2022, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	S-1/A	September 16, 2025	4.2
4.4^	Indenture, dated as of September 30, 2024, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	S-1/A	September 16, 2025	4.3
4.5	Form of 3.75% Convertible Senior PIK Toggle Note due 2027 (included in Exhibit 4.2)	S-1/A	September 16, 2025	4.2
4.6	Form of 3.00% Convertible Senior PIK Toggle Note due 2029 (included in Exhibit 4.3)	S-1/A	September 16, 2025	4.3
4.7	First Supplemental Indenture, dated as of April 25, 2025, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	S-1/A	September 16, 2025	4.6
4.8	Second Supplemental Indenture, dated as of September 19, 2025, to the Indenture dated as of December 22, 2022, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	8-K	September 23, 2025	4.1
4.9	First Supplemental Indenture, dated as of September 19, 2025, to the Indenture dated as of September 30, 2024, among the Registrant, certain subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee	8-K	September 23, 2025	4.2
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	September 16, 2025	10.1
10.2+	2025 Equity Incentive Plan and related form agreements	S-1/A	September 16, 2025	10.2
10.3+	2025 Employee Stock Purchase Plan and related form agreements	S-1/A	September 16, 2025	10.3
10.4+	2012 Stock Incentive Plan and related form agreements	S-1/A	September 16, 2025	10.4
10.5+	2022 Stock Incentive Plan and related form agreements	S-1/A	September 16, 2025	10.5
10.6+	Outside Director Compensation Policy	S-1/A	September 16, 2025	10.6
10.7^	Note Purchase Agreement, dated as of December 22, 2022, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto	S-1/A	September 16, 2025	10.7
10.8^	Note Purchase Agreement, dated as of August 13, 2024, by and among the Registrant and the persons and entities listed on the Schedule of Investors attached thereto	S-1/A	September 16, 2025	10.8
10.9	First Amendment to Note Purchase Agreement, dated April 25, 2025, by and among the Registrant and the investors party thereto (2028 Notes)	S-1/A	September 16, 2025	10.9
10.10	First Amendment to Note Purchase Agreement, dated April 25, 2025, by and among the Registrant and the investors party thereto (2029 Notes)	S-1/A	September 16, 2025	10.10
10.11+	Confirmatory Employment Letter between the Registrant and Sanjay Beri	S-1/A	September 16, 2025	10.11
10.12+	Confirmatory Employment Letter between the Registrant and Andrew Del Matto	S-1/A	September 16, 2025	10.12
10.13+	Employment Agreement between the Registrant and Raphaël Bousquet	S-1/A	September 16, 2025	10.13
10.14+	Executive Change in Control Severance Plan	S-1/A	September 16, 2025	10.14
10.15+	Executive Incentive Compensation Plan	S-1/A	September 16, 2025	10.15
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Netskope, Inc.	S-1/A	September 16, 2025	21.1
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature pages hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

^ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netskope, Inc.

Date: March 31, 2026	By:	/s/ Sanjay Beri
Sanjay Beri
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Drew Del Matto
Drew Del Matto
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjay Beri and Drew Del Matto, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sanjay Beri	Chief Executive Officer and Director	March 31, 2026
Sanjay Beri	(Principal Executive Officer)

/s/ Drew Del Matto	Chief Financial Officer	March 31, 2026
Drew Del Matto	(Principal Financial and Accounting Officer)

/s/ Kimberly Alexy	Director	March 31, 2026
Kimberly Alexy

/s/ William Griffith	Director	March 31, 2026
William Griffith

/s/ Arif Janmohamed	Director	March 31, 2026
Arif Janmohamed

/s/ Enrique Salem	Director	March 31, 2026
Enrique Salem

/s/ Eric Wolford	Director	March 31, 2026
Eric Wolford