Form 10-Q
period 2026-04-30
Netskope Inc
filed 2026-06-03
CIK 2063196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of May 26, 2026, the registrant had outstanding 251,821,667 shares of Class A common stock, 152,101,982 shares of Class B common stock, and no shares of Class C common stock.

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
•
our total market opportunity;
•
anticipated trends, growth rates, and challenges in our business and in the markets in which we operate, particularly as a result of artificial intelligence technologies;
•
adoption of our platform;
•
beliefs and objectives for future operations;
•
our ability to attract new customers and successfully retain, and increase adoption of our platform and offerings by, existing customers;
•
our ability to develop and introduce new products, including artificial intelligence and machine learning capabilities, and bring them to market in a timely manner;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Netskope, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$205,850	$432,583
Marketable securities	897,338	725,603
Accounts receivable, net	136,131	158,278
Inventories	5,226	4,902
Deferred contract acquisition costs	55,089	54,048
Prepaid expenses and other current assets	71,725	73,553
Total current assets	1,371,359	1,448,967
Property and equipment, net	91,859	93,876
Operating lease right-of-use assets	31,258	32,096
Intangible assets, net	21,248	21,403
Goodwill	61,083	61,083
Deferred contract acquisition costs, noncurrent	101,139	100,798
Other assets, noncurrent	13,061	14,069
Total assets	$1,691,007	$1,772,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,867	$14,436
Accrued compensation and benefits	55,627	99,880
Deferred revenue	520,602	532,732
Operating lease liabilities, current	9,945	10,769
Accrued expenses and other current liabilities	22,227	23,715
Total current liabilities	632,268	681,532
Deferred revenue, noncurrent	132,234	143,126
Convertible notes	713,321	720,960
Operating lease liabilities, noncurrent	23,339	23,424
Other liabilities, noncurrent	14,329	8,719
Total liabilities	1,515,491	1,577,761
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized as of April 30, 2026 and January 31, 2026; no shares issued and outstanding as of April 30, 2026 and January 31, 2026	-	-
Class A common stock, $0.0001 par value; 3,000,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 237,318,037 shares issued and outstanding as of April 30, 2026 and 142,269,483 shares issued and outstanding as of January 31, 2026	6	6
Class B common stock, $0.0001 par value; 600,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 166,340,007 issued, and 166,314,400 outstanding as of April 30, 2026; 256,138,777 issued, and 256,113,170 outstanding as of January 31, 2026	34	34
Class C common stock, $0.0001 par value; 1,000,000,000 shares authorized as of April 30, 2026 and January 31, 2026; no shares issued and outstanding as of April 30, 2026 and January 31, 2026	-	-
Additional paid-in capital	2,967,830	2,888,202
Accumulated other comprehensive loss	(46,958)	(64,811)
Accumulated deficit	(2,745,396)	(2,628,900)
Total stockholders’ equity	175,516	194,531
Total liabilities and stockholders’ equity	$1,691,007	$1,772,292

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue	$201,592	$157,736
Cost of revenue	53,337	48,223
Gross profit	148,255	109,513
Operating expenses:
Sales and marketing	105,682	69,376
Research and development	105,714	67,881
General and administrative	45,596	17,614
Total operating expenses	256,992	154,871
Loss from operations	(108,737)	(45,358)
Other income (expense), net:
Loss on changes in fair value of convertible notes	(12,225)	(33,429)
Other income, net	7,522	1,999
Loss before provision for income taxes	(113,440)	(76,788)
Provision for income taxes	3,056	2,454
Net loss	$(116,496)	$(79,242)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.76)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	400,493,597	104,706,962

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2026	2025
Net loss	$(116,496)	$(79,242)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(2,011)	25
Unrealized gain on convertible notes, net of tax	19,864	21,228
Total other comprehensive income, net of tax	17,853	21,253
Total comprehensive loss	$(98,643)	$(57,989)

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 31, 2026	-	$-	398,382,653	$40	$2,888,202	$(64,811)	$(2,628,900)	$194,531
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	-	-	5,673,953	-	5,802	-	-	5,802
Issuance of common stock under employee stock purchase plans	-	-	1,335,200	-	12,272	-	-	12,272
Stock-based compensation	-	-	-	-	76,494	-	-	76,494
Net shares withheld to cover taxes upon vesting of restricted stock units	-	-	(1,759,369)	-	(14,940)	-	-	(14,940)
Other comprehensive income	-	-	-	-	-	17,853	-	17,853
Net loss	-	-	-	-	-	-	(116,496)	(116,496)
Balance as of April 30, 2026	-	$-	403,632,437	$40	$2,967,830	$(46,958)	$(2,745,396)	$175,516

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 31, 2025	218,897,608	$1,050,561	104,589,784	$10	$418,791	$(5,439)	$(1,949,512)	$(485,589)
Issuance of common stock upon exercise of stock options	-	-	1,469,085	-	6,604	-	-	6,604
Vesting of employee early exercised common stock	-	-	-	-	355	-	-	355
Stock-based compensation	-	-	-	-	10,124	-	-	10,124
Other comprehensive income	-	-	-	-	-	21,253	-	21,253
Net loss	-	-	-	-	-	-	(79,242)	(79,242)
Balance as of April 30, 2025	218,897,608	$1,050,561	106,058,869	$10	$435,874	$15,814	$(2,028,754)	$(526,495)

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities
Net loss	$(116,496)	$(79,242)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	76,028	10,091
Depreciation and amortization	10,059	13,929
Amortization of deferred contract acquisition costs	15,336	12,313
Non-cash operating lease expenses	3,607	3,147
(Accretion of discount) amortization of premium on investments	(2,069)	(274)
Loss on changes in fair value of convertible notes	12,225	33,429
Deferred income tax benefit	-	(84)
Other	(18)	30
Changes in operating assets and liabilities:
Accounts receivable	22,147	79,656
Inventories	(364)	103
Deferred contract acquisition costs	(16,718)	(13,492)
Prepaid expenses and other current assets	873	(5,953)
Other non-current assets	118	(2,195)
Accounts payable	8,019	2,833
Accrued compensation and benefits	(43,632)	(26,477)
Operating lease liabilities	(3,678)	(2,781)
Accrued expenses and other current liabilities	(1,938)	4,607
Deferred revenue	(23,022)	(4,690)
Other non-current liabilities	5,610	642
Net cash (used in) provided by operating activities	(53,913)	25,592
Cash flows from investing activities
Purchases of property and equipment	(2,159)	(7,410)
Capitalized internal-use software	(1,094)	(726)
Purchases of intangible assets	(2,300)	-
Purchases of marketable securities	(444,973)	(8,214)
Proceeds from maturities of marketable securities	273,347	37,865
Net cash (used in) provided by investing activities	(177,179)	21,515
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	12,272	-
Proceeds from issuance of common stock upon exercise of stock options	5,820	6,604
Payments for withholding taxes upon settlement of equity awards	(14,623)	-
Payments for holdback consideration on business combination	-	(1,197)
Payments for deferred offering costs	-	(666)
Net cash provided by financing activities	3,469	4,741
Net (decrease) increase in cash, cash equivalents, and restricted cash	(227,623)	51,848
Cash, cash equivalents, and restricted cash, beginning of period	433,769	167,197
Cash, cash equivalents, and restricted cash, end of period	$206,146	$219,045
Supplemental disclosure of cash flow information:
Cash paid for amount included in the measurement of operating lease liabilities	$4,097	$5,093
Non-cash investing and financing activities:
Stock-based compensation capitalized in internal-use software	$466	$33
Property and equipment purchased but not yet paid	$3,174	$2,658
Vesting of early exercised stock options	$-	$355
Deferred offering costs accrued but not yet paid	$-	$2,365

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and applicable rules and regulations of the Securities and Exchange Commission ("SEC"), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026 ("Annual Report").

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed financial statements and accompanying notes. Such estimates include, but are not limited to, the estimation of fair value of Convertible Notes (as defined below), the determination of fair value of the

Company's common stock prior to the completion of the initial public offering ("IPO"), stock-based awards, standalone selling price ("SSP") for each performance obligation, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract acquisition costs for commissions, incremental borrowing rate used to value operating lease liabilities, income taxes including related reserves, and valuation of intangible assets and goodwill. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ from these estimates and such difference could be material to the condensed consolidated financial statements.

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

Concentration of Revenue and Accounts Receivable

The Company's revenue and accounts receivable are derived substantially from the United States, Europe, and Asia and from customers across a multitude of industries. The Company grants credit to customers in the normal course of business. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make payments. The Company conducts on-going credit evaluations of customers' payment history and current creditworthiness. The allowance is maintained for all accounts deemed to be uncollectible on a specific identification basis. The allowance for credit losses was immaterial as of April 30, 2026 and January 31, 2026.

As of April 30, 2026, there were two channel partners that represented approximately 17% and 13% of the accounts receivable, net balance. As of January 31, 2026, there was one channel partner that represented approximately 14% of the accounts receivable, net balance.

No single end customer represented 10% or more of total revenue for the three months ended April 30, 2026 and 2025. Channel partners that represented 10% or more of total revenue for the three months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended April 30,
	2026	2025
Channel Partner A	15%	13%

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

Restricted cash consisted of amounts held as collateral in connection with certain facility lease agreements. The Company had restricted cash of $0.3 million and $1.2 million as of April 30, 2026 and January 31, 2026, respectively, which was included in other assets, noncurrent in the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	April 30, 2026	January 31, 2026
Cash and cash equivalents	$205,850	$432,583
Restricted cash	296	1,186
Total cash, cash equivalents, and restricted cash	$206,146	$433,769

Operating Leases

Supplemental cash flow information related to the Company's operating leases for the three months ended April 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Supplemental Cash Flow Information
Operating lease ROU assets obtained in exchange for operating lease liabilities	$2,768	$1,114

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

Cash Equivalents and Marketable Securities

The following tables summarize cash equivalents and marketable securities within significant investment categories by level of input within the fair value hierarchy as of April 30, 2026 and January 31, 2026 (in thousands):

	April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$39,630	$21	$-	$39,651	$39,651	$-
Level 2
Commercial paper	359,382	742	(131)	359,993	58,077	301,916
Corporate debt securities	296,335	35	(1,204)	295,166	-	295,166
Asset-backed securities	18,449	-	(336)	18,113	-	18,113
Government agency securities	283,110	422	(1,389)	282,143	-	282,143
Total	$996,906	$1,220	$(3,060)	$995,066	$97,728	$897,338

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$81,237	$-	$-	$81,237	$79,103	$2,134
Level 2
Commercial paper	437,817	307	(2)	438,122	93,817	344,305
Corporate debt securities	228,455	165	(31)	228,589	-	228,588
Asset-backed securities	23,306	336	-	23,642	-	23,642
Government agency securities	248,751	96	(94)	248,753	121,820	126,934
Total	$1,019,566	$904	$(127)	$1,020,343	$294,740	$725,603

There were no impairment charges due to credit losses during the three months ended April 30, 2026 and 2025.

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

The following tables summarize the significant quantitative inputs considered in the valuation of Convertible Notes as of April 30, 2026 and January 31, 2026:

	April 30, 2026		January 31, 2026
Inputs	2028 Notes	2029 Notes	2028 Notes	2029 Notes
Price per share	$9.96	$9.96	$14.85	$14.85
Conversion premium	30.0%	30.0%	30.0%	30.0%
Risk-free rate	3.9%	3.9%	3.6%	3.7%
Selected credit spread	11.0%	11.0%	10.0%	10.0%
Coupon rate	3.8%	3.0%	3.8%	3.0%
Expected volatility	40.0%	40.0%	40.0%	40.0%

The Company did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4 - Revenue Recognition

Disaggregation of Revenue

Subscription revenue is recognized over time and accounted for 99% of the Company's total revenue for the three months ended April 30, 2026 and 2025, respectively.

The following table summarizes the disaggregation of revenue by geographic area, based on the shipping address of the end customer for contracts through channel partners and direct customers (in thousands):

	Three Months Ended April 30,
	2026	2025
Americas	$112,120	$88,090
Asia Pacific and Japan ("APJ")	37,046	29,717
Europe, the Middle East, and Africa ("EMEA")	52,426	39,929
Total revenue	$201,592	$157,736

Revenue from the United States, which was included within the Americas region in the table above, was $88.7 million and $70.3 million during the three months ended April 30, 2026 and 2025, respectively.

The following table summarizes revenue from contracts through indirect channels, including channel partners and managed service providers, and direct end customers for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
Indirect channels	$194,872	$149,375
Direct end customers	6,720	8,361
Total revenue	$201,592	$157,736

Deferred Revenue

Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The amounts of revenue recognized during the three months ended April 30, 2026 and 2025 that were included in the deferred revenue at the beginning of the period, were $187.7 million and $145.4 million, respectively.

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

The following table summarizes the activity of deferred revenue (in thousands):

	Three Months Ended April 30,
	2026	2025
Beginning balance	$675,858	$590,307
Additions	178,570	153,047
Recognition of deferred revenue	(201,592)	(157,736)
Ending balance	$652,836	$585,618

Deferred revenue, current	$520,602	$430,691
Deferred revenue, noncurrent	132,234	154,927
Total deferred revenue	$652,836	$585,618

Remaining Performance Obligations

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods.

As of April 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.2 billion. The Company expects to recognize 54% of the remaining performance obligations over the next 12 months and 42% between 13 and 36 months, with the remainder to be recognized thereafter.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2026	2025
Beginning balance	$154,846	$121,665
Capitalization of contract acquisition costs	16,718	13,492
Amortization of deferred contract acquisition costs	(15,336)	(12,313)
Ending balance	$156,228	$122,844

Deferred contract acquisition costs, current	$55,089	43,880
Deferred contract acquisition costs, noncurrent	101,139	78,964
Total deferred contract acquisition costs	$156,228	$122,844

Note 5 - Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	April 30, 2026			January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$121,999	$(109,601)	$12,398	$119,699	$(107,316)	$12,383
Customer relationship	4,241	(3,975)	266	4,241	(3,829)	412
Workforce	1,068	(1,068)	-	1,068	(1,068)	-
Patents	1,000	(217)	784	1,000	(192)	808
Total finite-lived intangible assets	128,308	(114,861)	13,448	126,008	(112,405)	13,603
IP number block	7,800	-	7,800	7,800	-	7,800
Total intangible assets	$136,108	$(114,861)	$21,248	$133,808	$(112,405)	$21,403

Amortization expenses related to acquired intangible assets were $2.5 million and $6.6 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and January 31, 2026, the weighted-average remaining amortization period of the intangible assets was 2.0 years.

The expected future amortization expense for acquired intangible assets as of April 30, 2026 is as follows (in thousands):

Fiscal Years Ending January 31,	Amount
Remainder of 2027	$6,860
2028	5,058
2029	890
2030	126
2031	124
Thereafter	390
Total	$13,448

Note 6 - Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Prepaid software and subscription	$22,068	$21,787
Prepaid data center-related costs	1,679	1,724
Prepaid sales and marketing	8,575	9,539
Prepaid insurance	2,894	4,213
Prepaid professional fees	1,950	2,125
Prepaid income and other taxes	10,426	12,352
Other	24,133	21,813
Total prepaid expenses and other current assets	$71,725	$73,553

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Data center equipment	$199,904	$196,835
Computers and related equipment	25,311	25,159
Capitalized internal-use software	32,014	30,453
Furniture and fixtures	2,104	2,101
Leasehold improvements	4,533	4,514
Total property and equipment	263,866	259,062
Less: accumulated depreciation and amortization	(172,007)	(165,186)
Property and equipment, net	$91,859	$93,876

Depreciation and amortization expenses were $7.6 million and $7.3 million during the three months ended April 30, 2026 and 2025, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Accrued bonus	$15,195	$45,017
Accrued commission	12,128	17,774
ESPP withholdings	5,152	10,607
Accrued vacation	8,713	7,105
Accrued payroll related taxes and benefits	10,250	11,793
Other	4,189	7,584
Total accrued compensation and benefits	$55,627	$99,880

Note 7 - Commitments and Contingencies

Lease Commitments

Future minimum operating lease payments as of April 30, 2026 were as follows (in thousands):

Fiscal Years Ending January 31,	Amount
Remainder of 2027	$9,861
2028	6,819
2029	4,878
2030	3,733
2031	3,221
Thereafter	13,584
Total operating lease payments	$42,096
Less: Imputed interest	(8,812)
Present value of operating lease liabilities	$33,284

Legal Matters

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company does not believe that there are any pending or threatened legal proceedings that are likely to have a material adverse effect on its condensed consolidated financial statements, however, the outcomes of litigation and legal matters are inherently unpredictable, and an unfavorable resolution could materially affect the Company's results of operations, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could affect the Company's results of operations.

Indemnification

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that the Company's products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the potential amount of liability under these indemnification obligations due to the Company's limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of April 30, 2026, there have been no claims under any indemnification provisions and costs and liabilities incurred as a result of indemnification obligations were not material during the periods presented.

Note 8 - Convertible Notes

In September 2025, the Company completed its IPO which qualified as Qualified Initial Public Offering ("Qualified IPO") as defined in the respective indentures governing the 2028 Notes and the 2029 Notes. As a result, the conversion rate for the 2028 Notes was finalized at 42.1046 shares of Class B common stock per $1,000 principal amount, representing a conversion price of approximately $23.75 per share. The conversion rate for the 2029 Notes was finalized at 40.4858 shares of Class B common stock per $1,000 principal amount, representing a conversion price of approximately $24.70 per share.

2028 Notes

In December 2022, the Company issued $401.0 million of the 2028 Notes under an indenture with U.S. Bank Trust Company, National Association, as trustee. In April 2025, the 2028 Notes were amended to extend the maturity to December 15, 2028, upon a Qualified IPO, to modify the optional repurchase period to 120 - 91 days before the new maturity date, and to adjust redemption conditions post-Qualified IPO. The 2028 Notes accrue interest at 3.75% per annum, payable quarterly in cash or PIK at the Company's election, and are convertible into the Company's Class B common stock. The Company may redeem the notes after the one-year anniversary of a Qualified IPO if the stock price exceeds 200% (or 230% post-December 15, 2027) of the conversion price for a specific period unless it is a redemption in connection with a change in tax law, or Tax Redemption. Holders may request the Company to repurchase their 2028 Notes with a minimum return of 14.0% compounded quarterly, or upon a fundamental change at a premium of 140% - 170% of principal, depending on timing. The Company elected the fair value option under ASC 825.

2029 Notes

In September 2024, the Company issued $75.0 million of the 2029 Notes under an indenture with U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes accrue interest at 3.00% per annum, payable quarterly in cash or PIK, and are convertible into the Company's Class B common stock. Conversion, redemption, and repurchase terms are substantially similar to the 2028 Notes, except for a minimum return of 13.5% compounded quarterly for optional repurchase and a $50.0 million minimum outstanding threshold for partial redemptions. The notes are accounted for under the fair value option.

The change in the fair value of the 2028 Notes and 2029 Notes, and the related impact on the condensed consolidated statement of operations and the condensed consolidated statements of comprehensive loss, are presented below (in thousands):

	2028 Notes	2029 Notes	Total
Fair value as of January 31, 2026	$626,648	$94,312	$720,960
Change in fair value reported in the Condensed Consolidated Statement of Operations	12,037	188	12,225
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(17,276)	(2,588)	(19,864)
Fair value as of April 30, 2026	$621,409	$91,912	$713,321

Fair value as of January 31, 2025	$547,261	$79,361	626,622
Change in fair value reported in the Condensed Consolidated Statement of Operations	28,137	5,292	33,429
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(16,558)	(4,670)	(21,228)
Fair value as of April 30, 2025	$558,840	$79,983	$638,823

Remaining unpaid principal as of April 30, 2026	$401,000	$75,000	$476,000

PIK interest expense included in the fair value changes for the 2028 Notes was $4.1 million and $4.0 million for the three months ended April 30, 2026 and 2025, respectively. For the 2029 Notes, PIK interest expense was $0.6 million and $0.6 million for the three months ended April 30, 2026 and 2025, respectively.

Note 9 - Stockholders' Equity

Common Stock

In connection with the completion of the IPO, the Company amended and restated its certificate of incorporation (the "Charter"), which authorizes three classes of $0.0001 par common stock: 3,000,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 1,000,000,000 shares of Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have no voting rights, except as otherwise required by law. Class A and Class B common stock are referred to collectively as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Common stockholders are entitled to dividends when and if declared by the board of directors.

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

Preferred Stock

In connection with the amendment of the Company's certificate of incorporation upon IPO, the Company authorized the issuance of 300,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2026, there were no shares of preferred stock issued and outstanding.

Equity Incentive Plans

In 2012, the Company adopted the 2012 Stock Incentive Plan ("2012 Plan"), under which officers, employees, and consultants may be granted awards of options and the award or sale of shares. The options generally vest over four years with 25% of the option shares vesting one year from the service commencement date and then monthly over the following 36 months and expire no more than ten years after the date of grant. Stock that is purchased prior to vesting is subject to the Company's right of repurchase at any time following termination of the participant. Certain awards provided for accelerated vesting if there is a Change in Control (as defined in the 2012 Plan). The board of directors had authorized 127,243,597 shares of common stock to be reserved for grants of awards under the 2012 Plan.

In October 2022, the Company adopted the 2022 Stock Incentive Plan ("2022 Plan"), under which officers, employees, and consultants may be granted awards of options, restricted stock awards, stock appreciation rights, restricted stock units ("RSUs") and other stock awards. The options generally vest over four years with 25% of the option shares vesting one year from the service begin date and then monthly over the following 36 months and expire no more than 10 years after the date of grant. RSUs granted under the 2022 Plan are subject to service-based and performance-based vesting conditions. RSUs generally vest ratably over three to four years from vesting commencement date. Certain awards provided for accelerated vesting if there is a Change in Control (as defined in the 2022 Plan). The 2012 Plan was terminated upon the adoption of the 2022 Plan and all remaining shares available for issuance under the 2012 Plan were transferred into the 2022 Plan.

In connection with the IPO, in September 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan", collectively, with the 2012 Plan and the 2022 Plan, referred to as the "Equity Plans"), under which the Company is authorized to grant awards of options, restricted stock, RSUs, stock appreciation rights, performance awards to employees, directors, and consultants, and the Company's parent and subsidiary corporation's employees and consultants. The 2022 Plan was terminated effective immediately upon the adoption of the 2025 Plan. Under the 2025 Plan, the Company initially reserved 38,210,000 shares of Class A common stock for issuance. In addition, the number of shares reserved for issuance under the 2025 Plan include the number of shares of Class A common stock and the number of shares of Class B common stock issuable under the 2012 Plan and 2022 Plan. The number of shares available for issuance under the 2025 Plan also includes an annual increase on the first day of each fiscal year beginning with the Company's 2027 fiscal year, equal to the lesser of: (i) 38,210,000 shares of Class A common stock, (ii) five percent (5%) of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as the Company's board of directors may determine. As of April 30, 2026, there were 49,578,858 shares of Class A common stock reserved for future issuance under the 2025 Plan.

RSUs

The grant-date fair value of RSUs with only service-based and performance-based conditions is determined based on the fair value of the Company's common stock on the date of grant. Upon the consummation of the IPO, the performance-based vesting condition for outstanding RSUs was satisfied. As a result, the RSUs that had satisfied the service-based condition as of the IPO date had vested. For the three months ended April 30, 2026, the Company recognized $67.7 million of stock-based compensation expense attributable to RSUs, including performance and market-based RSUs. No stock-based compensation expense attributable to RSUs was recognized for the three months ended April 30, 2025, as the performance-based vesting condition had not been satisfied at that time.

As of April 30, 2026, the Company had $481.6 million of unrecognized stock-based compensation related to the RSUs, including the performance and market-based RSUs as further described below. This amount is expected to be recognized over a weighted-average remaining requisite service period of 2.0 years.

Performance and Market-Based RSUs

Performance and market-based RSUs include RSU grants with service-based vesting condition and with performance-based and/or market-based vesting conditions. For awards with performance-based vesting conditions, the Company determined the fair value based on the fair value of the Company's common stock on the date of grant. For awards with market-based vesting conditions, the Company used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period. For the three months ended April 30, 2026, the Company recognized $13.3 million of stock-based compensation expense attributable to the performance and market-based RSUs. No stock-based compensation expense attributable to performance and market-based RSUs was recognized for the three months ended April 30, 2025, as the performance-based vesting condition had not been satisfied at that time.

As of April 30, 2026, the Company had unrecognized stock-based compensation related to the performance and market-based RSUs of $65.3 million that is expected to be recognized over a weighted average requisite service period of 2.0 years.

Stock Options

The fair value of stock options under the Company's Equity Plans is determined on the date of grant by utilizing the Black-Scholes option pricing model, which is impacted by the fair value of the Company's common stock. Options granted generally have a maximum term of 10 years from grant date or 90 days from the termination of the optionee, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of four years. For the three months ended April 30, 2026 and 2025, the Company recognized $3.8 million and $10.1 million, respectively, of stock-based compensation expense attributable to stock options. As of April 30, 2026, the Company had 49.0 million stock options outstanding with a weighted-average exercise price of $5.84.

As of April 30, 2026, the Company had $9.3 million of unrecognized stock-based compensation expense related to the stock options that is expected to be recognized over a weighted average requisite service period of 0.7 years.

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

For the three months ended April 30, 2026, the Company recognized $4.4 million of stock-based compensation expense attributable to the ESPP. No stock-based compensation expense attributable to the ESPP was recognized for the three months ended April 30, 2025. As of April 30, 2026, the Company had $5.6 million of unrecognized stock-based compensation expense related to the ESPP which is expected to be recognized over a weighted average requisite service period of 0.4 years.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation during the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue	$3,997	$506
Sales and marketing	14,364	3,373
Research and development	31,235	5,308
General and administrative	26,432	904
Total stock-based compensation expense	76,028	10,091
Stock-based compensation capitalized in internal-use software	466	33
Total stock-based compensation	$76,494	$10,124

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

Revenue disaggregation by geography is presented in Note 4, Revenue Recognition. No single country other than the United States represented 10% or more of the Company's total revenue during three months ended April 30, 2026 and 2025.

Long-lived assets, which are comprised of property and equipment, net and operating lease right-of-use assets, by geographic area are summarized as follows (in thousands):

	April 30, 2026	January 31, 2026
United States	$67,388	$69,273
Rest of the world	55,729	56,699
Total long-lived assets	$123,117	$125,972

Note 11 - Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share utilizing the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential common stock, including stock options, convertible preferred stock, convertible notes, RSUs, and restricted shares, to the extent they are dilutive.

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

Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share amount):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(116,496)	$(79,242)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	400,493,597	104,706,962
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.76)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	April 30,
	2026	2025
Stock options	48,989,052	56,819,822
Convertible preferred stock	-	218,897,608
Convertible notes	22,333,083	21,066,111
Restricted stock units	57,210,093	50,464,374
Shares subject to repurchase	224,204	481,139
Total	128,756,432	347,729,054

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended January 31, 2026 included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the U.S. Securities and Exchange Commission on March 31, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "we", "us", "our", "our company", and "Netskope" refer to Netskope, Inc. and its subsidiaries. Unless otherwise indicated, references to our "common stock" include our Class A common stock and Class B common stock.

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

Investments in Sales and Marketing. We plan to continue investing in the expansion of our salesforce and channel partners to pursue attractive growth opportunities both domestically and internationally. In the Americas (which we define as the United States, Canada, and Latin America), this includes continuing the growth of our sales team, selling into the U.S. federal government market now that we have achieved U.S. Federal Risk and Authorization Management Program ("FedRAMP") High Authorization, and growing our channel partners, including managed service providers, to expand within the mid-market.

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

	As of April 30,
	2026	2025
Dollar-based net retention rate(1)	113%	117%

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

Components of Results of Operations

Revenue

We generate revenue primarily from subscriptions to the more than 25 products within our Netskope One platform, along with related support services. During the three months ended April 30, 2026 and 2025, subscription revenue accounted for approximately 99% of our total revenue. Customers do not take possession of cloud-based software; instead, our commitment is to provide our security, networking, and analytics platform throughout the contractual term. As a result, we recognize subscription revenue ratably over the contract term, which typically ranges from one to three years.

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

Additionally, we have made significant strategic investments to expand the global coverage of our NewEdge network to serve enterprises worldwide, which has historically increased our cost of revenue. As we have built our NewEdge network to include data centers in more than 80 unique regions with more than 200 localization zones globally, we do not anticipate future expansion requirements at the same rate. We expect the level of investment as a percentage of revenue to decrease over the long term as we realize the benefits of scale and operating leverage from previous investments we have made.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Because we have a valuation allowance on our U.S. deferred tax assets, the tax law did not impact tax expense or cash paid for taxes for the three months ended April 30, 2026.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Revenue	$201,592	$157,736
Cost of revenue(1)	53,337	48,223
Gross profit	148,255	109,513
Operating expenses:
Sales and marketing(1)	105,682	69,376
Research and development(1)	105,714	67,881
General and administrative(1)	45,596	17,614
Total operating expenses	256,992	154,871
Loss from operations	(108,737)	(45,358)
Loss on changes in fair value of convertible notes	(12,225)	(33,429)
Other income, net	7,522	1,999
Loss before provision for income taxes	(113,440)	(76,788)
Provision for income taxes	3,056	2,454
Net loss	$(116,496)	$(79,242)

(1) Includes stock-based compensation as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cost of revenue	$3,997	$506
Sales and marketing	14,364	3,373
Research and development	31,235	5,308
General and administrative	26,432	904
Total stock-based compensation expense	$76,028	$10,091

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended April 30,
	2026	2025
Revenue	100%	100%
Cost of revenue	26	31
Gross profit	74	69
Operating expenses:
Sales and marketing	52	44
Research and development	52	43
General and administrative	23	11
Total operating expenses	127	98
Loss from operations	(53)	(29)
Loss on changes in fair value of convertible notes	(6)	(21)
Other income, net	4	1
Loss before provision for income taxes	(55)	(49)
Provision for income taxes	1	2
Net loss	(56)%	(50)%

Note: Certain figures may not sum up due to rounding.

Comparison of the Three Months Ended April 30, 2026 and 2025

Revenue

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$201,592	$157,736	$43,856	28%

Revenue increased by $43.9 million, or 28%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase in revenue was driven by an increase in customers and the growing demand for our products from existing customers. Approximately 48% of the increase was driven by the addition of new customers and approximately 52% of the increase was driven by expansion within our existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$53,337	$48,223	$5,114	11%
Gross profit	148,255	109,513	38,742	35%
Gross margin	74%	69%

Cost of revenue increased by $5.1 million, or 11%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Employee-related compensation expense increased by $4.9 million due to the $3.5 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our initial public offering ("IPO"). In addition, colocation and network transit expenses increased by $4.3 million which was partially offset by a $3.7 million decrease in amortization of intangible assets and $0.8 million decrease in cloud infrastructure and software expenses.

Gross profit increased by $38.7 million, or 35%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, and gross margin increased to 74% from 69%. The gross margin expansion was primarily due to the revenue growth driven by new customer acquisition and expansion within our existing customer base, which outpaced the growth in cost of revenue. The lower relative growth in cost of revenue reflects improved operating efficiencies in the management of our global data centers and cloud infrastructure operations.

Sales and Marketing

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	105,682	69,376	$36,306	52%

Sales and marketing expenses increased by $36.3 million, or 52%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Employee-related compensation expense increased by $23.9 million due to the $11.0 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, marketing-related expenses and amortization of capitalized sales commissions increased by $7.3 million and $3.8 million, respectively.

Research and Development

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$105,714	$67,881	$37,833	56%

Research and development expenses increased by $37.8 million, or 56%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Employee-related compensation expense increased by $36.0 million due to the $26.5 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.

General and Administrative

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$45,596	$17,614	$27,982	159%

General and administrative expenses increased by $28.0 million, or 159%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Employee-related compensation expense increased by $27.9 million due to the $26.2 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.

Loss on Changes in Fair Value of Convertible Notes

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Loss on changes in fair value of convertible notes	$(12,225)	$(33,429)	$21,204	(63)%

Loss on changes in fair value of Convertible Notes decreased by $21.2 million, or 63%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. We continued to recognize fair value losses driven by accrued interest associated with the payment-in-kind ("PIK") nature of the convertible notes; however, these losses were partially offset by the decline in our stock price and the increase in risk-free interest rates. The decline in stock price reduced the fair value of the embedded conversion features within the convertible notes, while the increase in risk-free interest rates reduced the present value of the convertible notes. As such, the loss on changes in fair value of convertible notes during the three months ended April 30, 2026 was lower compared to the same period last fiscal year.

Other Income, net

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$7,522	$1,999	$5,523	276%

Other income, net increased by $5.5 million, or 276%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase was mainly due to a $4.2 million increase in interest income.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$3,056	$2,454	$602	25%

Provision for income taxes increased by $0.6 million, or 25%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to higher foreign tax liabilities in fiscal 2027 in our foreign jurisdictions due to increased expansion internationally.

Non-GAAP Financial Measures

We believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

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

The following table provides a reconciliation of our non-GAAP gross profit to our gross profit and of our non-GAAP gross margin to our gross margin, for each of the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands, except percentages)
Revenue	$201,592	$157,736
Gross profit	$148,255	$109,513
Add: Stock-based compensation expense and related taxes	4,067	520
Add: Amortization of acquired intangible assets	2,309	6,082
Non-GAAP gross profit	$154,631	$116,115
Gross margin	74%	69%
Non-GAAP gross margin	77%	74%

We expect non-GAAP gross margin will increase over the long term through improved operational efficiencies, scale benefits, and technological advancements.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin

Non-GAAP loss from operations and non-GAAP operating margin are defined as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related taxes and amortization of acquired intangible assets. We believe these non-GAAP measures offer our management and investors additional consistency and comparability with our historical financial performance, enabling more meaningful period-to-period comparisons. These metrics are designed to remove the impact of certain variables that can fluctuate for reasons unrelated to our underlying operating performance.

The following table provides a reconciliation of our non-GAAP loss from operations to our loss from operations and of our non-GAAP operating margin to our operating margin, for each of the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands, except percentages)
Revenue	$201,592	$157,736
Loss from operations	$(108,737)	$(45,358)
Add: Stock-based compensation expense and related taxes	77,080	10,173
Add: Amortization of acquired intangible assets	2,455	6,598
Non-GAAP loss from operations	$(29,202)	$(28,587)
Operating margin	(54)%	(29)%
Non-GAAP operating margin	(14)%	(18)%

We expect non-GAAP operating margin to improve over the long term through continued operational efficiencies, scale benefits, and technological advancements.

Free Cash Flow and Free Cash Flow Margin

Free cash flow is defined as net cash used in operating activities less purchases of property and equipment and intangible assets and capitalized internal-use software. Free cash flow margin is determined by dividing free cash flow by revenue. We believe that free cash flow and free cash flow margin serve as valuable indicators of liquidity, providing management and investors with insights into the cash generated from our operations. After accounting for investments in property and equipment and internal-use software, this cash is available for strategic initiatives, such as investing in our business and strengthening our financial position. Free cash flow does not represent the total change in our cash balance in any given period.

The following table summarizes our cash flows and provides a reconciliation of free cash flow to net cash provided by (used in) operating activities and of our free cash flow margin to our net cash provided by (used in) operating activities as a percentage of revenue for each of the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(53,913)	$25,592
Less: Purchases of property and equipment	(2,159)	(7,410)
Less: Capitalization of internal-use software costs	(1,094)	(726)
Free cash flow	$(57,166)	$17,456
Net cash (used in) provided by operating activities as a percentage of revenue	(27)%	16%
Free cash flow margin	(28)%	11%

We expect free cash flow and free cash flow margin to improve over the long term through continued operational efficiencies, scale benefits, and technological advancements, however, the improvement is not expected to be linear.

Liquidity and Capital Resources

Prior to our IPO, we financed operations primarily through private placements of our equity securities, issuance of convertible notes, and payments received from our customers.

In September 2025, we closed our IPO of our Class A common stock. We received aggregate proceeds of approximately $992.2 million after deducting underwriting discounts and commissions. As of April 30, 2026, our principal source of liquidity was available cash, cash equivalents, and marketable securities aggregating to $1.1 billion.

Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $2.7 billion as of April 30, 2026. While we generated negative cash flows from operating activities in the first quarter of fiscal 2027, we generated positive operating cash flows in the fourth quarter of fiscal 2025, and the first quarter, third quarter, and fourth quarter of fiscal 2026. We anticipate continued improvement over the long term. Notwithstanding the foregoing, we may continue to incur operating losses and generate negative cash flows from operations in the future due to the investments we intend to continue to make in our business. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(53,913)	$25,592
Net cash (used in) provided by investing activities	(177,179)	21,515
Net cash provided by financing activities	3,469	4,741

Operating Activities

Our primary source of cash provided by operations is revenue. Our primary use of cash in our operating activities include payments for employee-related compensation expenses, contract acquisition costs, outside services, and other corporate expenditures.

Net cash used in operating activities was $53.9 million for the three months ended April 30, 2026 as compared to the $25.6 million of net cash provided by operating activities for the three months ended April 30, 2025. The change in operating cash flows was primarily driven by lower customer collections due to the timing of billings and collections as we transitioned from upfront collections for multi-year contracts to annual billing arrangements, increased compensation and benefits-related payments, and a decrease in deferred revenue due to lower upfront billings.These were partially offset by increases in accounts payable and other non-current liabilities.

Investing Activities

Our primary use of cash for investing activities include purchases of property and equipment, intangible assets, and marketable securities. Our primary source of cash provided by investing activities include sale and maturities of marketable securities.

Net cash used in investing activities was approximately $177.2 million for the three months ended April 30, 2026 as compared to the $21.5 million of net cash provided by investing activities for the three months ended April 30, 2025. The change was primarily due to higher purchases of marketable securities, intangible assets, and property and equipment. These were partially offset by proceeds from the maturities of marketable securities.

Financing Activities

Our primary source of cash provided by financing activities include proceeds from the issuance of common stock. Our primary use of cash for financing activities include payments for withholding taxes related to the settlement of equity awards, stock issuance costs, and holdback payment related to business combination.

Net cash provided by financing activities was $3.5 million for the three months ended April 30, 2026 as compared to the $4.7 million for the three months ended April 30, 2025. The decrease was primarily driven by the payments for tax withholding obligations upon settlement of equity awards. These were partially offset by proceeds from the issuance of common stock under our employee stock purchase plan and upon exercise of stock options.

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

	As of April 30, 2026		As of Maturity Date
	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion
2028 Notes	$454,511	19,137,012	$501,293	21,106,738
2029 Notes	78,943	3,196,071	87,003	3,522,396
Total	$533,454	22,333,083	$588,296	24,629,134

Holders of the Convertible Notes are also entitled to convert such Convertible Notes upon certain corporate transactions or if we call Convertible Notes for redemption following a change in tax law.

Pursuant to the terms of the Convertible Notes, we are required to offer to redeem the Convertible Notes upon the occurrence of certain change of control events, our liquidation or dissolution or the delisting of our Class A common stock. We would be required to repurchase the Convertible Notes at a price equal to the greater of (i) a specified premium, which shall be in an amount equal to the excess of (x) 140% of the principal amount of such Convertible Notes on or before the second anniversary of the issue date of the Convertible Notes, (y) 155% of the principal amount of such Convertible Notes after the second anniversary but on or before the third anniversary of the issue date of the Convertible Notes, or (z) 170% of the principal amount of such Convertible Notes after the third anniversary of the issue date of the Convertible Notes and (ii) the principal amount thereof and all accrued and unpaid interest thereon.

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

Contractual Obligations and Commitments

As of April 30, 2026, our commitments consisted of (i) obligations under operating leases for offices and data centers on an undiscounted basis, of which $11.9 million is due within 12 months and $30.2 million is due thereafter, (ii) Convertible Note obligations, with an aggregate principal amount of $401 million, due in fiscal 2029 and an aggregate principal amount of $75 million due in fiscal 2030, and (iii) purchase obligations with various parties for products and services entered into in the normal course of business, of which $54.4 million is due within the next 12 months and $300.6 million is due thereafter.

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

There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of April 30, 2026, we had a total of $1.1 billion of cash, cash equivalents, and marketable securities, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-back securities, U.S. Treasury, and government agency securities. We also had $0.3 million of restricted cash as of April 30, 2026, primarily due to collateral in connection with certain facility lease agreements. Our cash, cash equivalents, and marketable securities bear interest and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest rates on the Convertible Notes are fixed, however, the fair value of the Convertible Notes are exposed to interest rate risk. Generally, the interest rate related to the changes in the U.S. Treasury rate will not significantly impact Convertible Notes valuation. We do not believe a hypothetical 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the accompanying notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any such risks or any of the following risks occur, our business, results of operations, and financial condition could be materially and adversely affected. Also, the price of our Class A common stock could decline due to any of these risks, and as a result, you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described more fully below. These risks include the following:

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
•
Our use of artificial intelligence ("AI") and machine learning ("ML"), and the integration of AI and ML within our business, platform and products, may not be successful and may present business, compliance, and reputational challenges, which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could adversely affect our business, results of operations, and financial condition.
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

We have experienced net losses in each period since inception. We generated net losses of $116.5 million and $79.2 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, we had an accumulated deficit of $2.7 billion. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We expect our operating expenses will increase over time as we continue to invest meaningfully in expanding our sales force, increasing our marketing efforts, expanding into new markets and further developing our technology architecture and platform, and as we incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. While we have and will continue to incorporate AI into out development and business processes, there can be no assurance that we will realize the desired or anticipated efficiencies or cost reductions from AI in a timely manner, and the adoption of AI in various aspects of our business may lead to increased costs in the near term. In addition, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and products to new and existing customers. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be effective. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and the trading price of our Class A common stock may significantly decrease.

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

We were founded in 2012 and have been growing rapidly over the last several years, with revenue of $201.6 million and $157.7 million for the three months ended April 30, 2026 and 2025, respectively, and we may continue to experience rapid growth in the future. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our platform and products from existing and new customers, a failure by us to capitalize on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, our revenue growth rate has in the past declined, and we expect our revenue growth rate to decline in the future, as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, results of operations, and financial condition could be harmed.

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

The market for security, networking, and analytics, including our platform and products, is rapidly evolving. We believe our future success will depend in large part on growth in the market for security, networking, and analytics. We also believe that our platform and products represent a significant shift from on-premises appliance-based security solutions. While cloud-based security, networking, and analytics solutions have seen increased adoption, traditional on-premises security and networking appliance and software solutions continue to be rooted in the infrastructure of many of our potential customers, particularly large enterprises, because of their prior investment in, and their familiarity with, such solutions. As such, it is difficult to predict future demand for cloud-based security, networking, and analytics or the success of competitive products, and, as a result, customer adoption and retention rates for these products and the future growth of this market. Any expansion in this market depends on a number of factors, including the cost, performance, perceived value associated with our platform and products and similar solutions of our competitors, and enterprises' potential preference to manage security with existing appliances and infrastructure alone as opposed to investing in a security, networking, and analytics platform such as ours. The markets for some of our products are new, unproven, and evolving, and our future success depends on growth and expansion of these markets. For example, we have invested and intend to continue to invest in the development and marketing of products to address the potential needs of AI usage by our customers, however the adoption of AI by our customers and their needs for managing AI are not certain. Trends in hybrid and remote work may also impact our business. For example, some large enterprises have publicly signaled an intent to reduce hybrid and remote work, and a widespread reduction in hybrid and remote work could adversely impact demand for our platform and products. If our platform and products do not achieve widespread adoption or there is a reduction in demand for our platform and products due to a lack of customer acceptance, technological challenges, competing products or solutions, concerns relating to privacy, data protection, data sovereignty or cybersecurity, decreases in corporate spending, changes in hybrid and remote work arrangements, the impact of AI, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations and financial condition.

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

We rely extensively on our ecosystem of channel partners, including VARs and distributors, technology alliances, service and telecommunications partners, MSPs, system integrators, and other strategic partners to deliver, customize, integrate, and manage our platform and products for substantially all of our customers. A significant portion of our sales also originates within our partner ecosystem. For example, sales through our top five partners and their affiliates, in aggregate, represented 38% of our revenue for the three months ended April 30, 2026 and 35% of our revenue for the three months ended April 30, 2025. We have experienced, and may in the future experience, consolidation in our partner ecosystem through the merger of certain of our channel partners, which may increase our reliance on individual channel partners. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners. Our arrangements with our channel partners are generally non-exclusive, meaning they may offer customers the products and services of several different companies, including products and services that compete with our platform and products. If our channel partners do not effectively market and sell our platform and products, choose to use greater efforts to market and sell our competitors' products or services, fail to meet the needs of our customers, or cease marketing our platform and products or providing services to us, our ability to grow our business and sell our platform and products may be adversely affected. Our channel partners may cease marketing our platform and products with limited or no notice and with little or no penalty. If one or more of our channel partners determines that it is unable to both provide services to us or cooperate with us in our go-to-market efforts while at the same time providing services to our competitors, those channel partners may cease marketing our platform and products or otherwise cease providing services to us or cooperating with us in our go-to-market efforts. Our ability to achieve revenue growth in the future will depend in part on our maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform and products. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, the demand for our platform and our products could decline, and our business, results of operations and financial condition could be materially and adversely affected.

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
•
changes in the legislative or regulatory or international relationship environment affecting our platform or customers' use of our platform;
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
•
trade policies and economic conditions specifically affecting industries in which our customers participate;
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

The market for security, networking, and analytics is intensely competitive and is characterized by constant change and innovation. We face competition from large, well-known companies that offer security, networking, analytics, and/or AI capabilities within their product portfolios, and vendors with whom we have not traditionally competed but who may either introduce new products or incorporate features into existing products that compete with our platform and products. Our primary competitors include companies such as Broadcom, Cisco, Fortinet, Palo Alto Networks, and Zscaler. We consider the following types of companies our competitors or potential competitors:

•
independent IT security vendors, which offer a mix of network and/or security products;
•
large networking and other vendors that offer security appliances and/or incorporate security capabilities into their networking products and other services;

•
companies with point solutions that compete with some of the features of our platform and products, such as proxy, firewall, cloud access security broker, sandboxing and advanced threat protection, data loss prevention, encryption, load balancing, virtual private network, and AI security; and
•
other providers of IT security services that offer, or may leverage related technologies, including AI, to introduce, products that compete with or are alternatives to our platform and products.

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

Some of our larger competitors have substantially broader and more diverse product and service offerings, which may allow them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform and products, including through selling at zero or negative margins, offering free services and other concessions, bundling products or maintaining closed technology platforms. Many competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market more quickly than we can or to convince organizations that these limited products meet their needs.

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

New start-up companies that innovate and competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our platform and products, and our business could be materially and adversely affected if such technologies or products are widely adopted. In addition, the rapid advancement in AI capabilities may lower barriers to entry for new competitors, including AI providers themselves, and enable faster development of alternative solutions. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors would adversely affect our business, results of operations, and financial condition.

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

In addition, we believe that our corporate culture has been a contributor to our success, which we believe fosters innovation, teamwork and an emphasis on customer-focused results. We also believe that our culture creates an environment that drives and perpetuates our strategy and cost-effective distribution approach. In the past we have, and in the future we may, restructure or reduce our workforce to align people, roles, resources, and projects to our strategic priorities. Any restructuring, reduction or realignment in the workforce has the potential to negatively impact employee morale or make it more difficult to attract and retain talent. As we continue to grow, or if we undertake future restructuring efforts, we may find it difficult to maintain our corporate culture. Preservation of our corporate culture is also made more difficult by our hybrid work environment, and most of our employees continue to work from home on a full time or part time basis. The expanded use of AI may also alter the way in which our employees work and cause us to realign roles and resources. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate, operate effectively, and execute on our business strategy. If we experience any of these effects in connection with future growth, it could materially impair our ability to attract new customers, support and retain existing customers and expand their use of our platform, all of which would materially and adversely affect our business, results of operations, and financial condition.

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

Historically, we have derived a significant portion of our revenue from outside the United States. During the three months ended April 30, 2026, EMEA and APJ contributed 26% and 18% of our revenue, respectively, representing 31% and 25% year-over-year growth. As of April 30, 2026, approximately 67% of our full-time employees were located outside of the United States. We have offices in the United Kingdom, France, Spain, India, Taiwan, and other locations. We also host our network of data centers in 80 unique regions with more than 200 localization zones globally. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international operations will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

•
political, economic and social uncertainty or international conflict;
•
unexpected costs for the localization of our platform and products, including translation into foreign languages and adaptation for local practices, data residency, and regulatory requirements;
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
•
requirements to comply with foreign laws and regulations relating to privacy, data protection, data sovereignty, cybersecurity and information security and the risks and costs of noncompliance;
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

We rely on a limited number of vendors and suppliers globally for certain of the equipment, software and services we use to operate our global data center network and provide our platform and products to our customers, including sole or limited sourced hardware, software and Software-as-a-Service ("SaaS") services. Our reliance on these vendors and suppliers exposes us to risks, including reduced control over costs and constraints based on the then-current availability, terms and pricing offered by these vendors and suppliers. For example, we generally purchase equipment or the components of equipment on a purchase order basis, with future delivery dates, but do not have long-term contracts guaranteeing supply beyond our purchase orders. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry, increased demand for supplies or services used to support AI development, trade policy, or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our platform and products. While global economic conditions have not had a material impact on our supply chain to date, these conditions have increased our costs in the past and could result in disruptions and delays for components in the future. For example, industry demand to build new data centers to support the rapid expansion of AI has increased the cost of components and hardware we use in our global network infrastructure, and while we have sufficient quantities of components and hardware for our near term expansion plans, the cost of building new data centers in the future could significantly impact our expenses or affect the expansion of our global network. There is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. The availability or price of such components may also be impacted by global trade policy, including the introduction or modification of tariffs affecting such components. For example, the current U.S. presidential administration has and may continue to impose tariffs on countries globally. If our supply of certain components is disrupted or delayed, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all. Concentration among the vendors who host our co-located data centers may also increase our costs and exposure to business disruptions arising from our relationships with such vendors, including in the event that such vendors experienced a material service interruption or in the event that we are unable to renew our agreements with such vendors on terms that are favorable to us, if at all. Any disruption or delay in access to components, critical software and services that we use to operate our business may increase our costs, delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, or cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.

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

In addition, we or our customers may be affected by changes in trade policies, treaties, government regulations, and tariffs, as well as geopolitical volatility. For example, the current U.S. administration has imposed significant new tariffs on imports from numerous trading partners; such tariffs and retaliatory measures by those trading partners have adversely impacted trade relations, resulted in higher costs, increased pressure on us to provide discounts, and created general market instability, and such effects may continue. A decrease in trade or international cooperation may also result in countries or regions seeking to favor local industries and reduce reliance on foreign vendors, including cloud services and technology providers such as Netskope Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, and our ability to sell our products or deliver services in certain jurisdictions, which could have an adverse impact on our operating results.

The impact of economic conditions, including the ongoing effects of inflation, high interest rates, increased energy and commodity price volatility, trade policy, preference for local suppliers, and regional or global recessions could materially and adversely affect our business, results of operations and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for our platform and products.

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

We generate revenue primarily from subscriptions to our platform and products, together with related support services. We offer subscription plans that combine multiple products, and also offer separate subscriptions to individual products and platform functionalities. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products. As the markets for our products mature, as we enter into newer product markets for our business, or as competitors introduce new products or services that compete with ours, we may adjust our subscription or pricing models (including changing the activation of services or timing of customers' payments over the course of their subscriptions) or promotional programs. Any decrease in the sales prices for access to our platform and products, without a corresponding decrease in costs or increase in sales volume, would adversely affect our revenue, gross margin, financial condition, and cash flow.

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

We derived approximately 11% and 10%, respectively, of our revenue from sales of our platform and products to federal, state, local, and foreign governments and public universities in fiscal 2026 and fiscal 2025, and a part of our growth strategy is to pursue successful procurement of government and other public sector contracts. Factors that could impede our ability to maintain or increase the amount of revenue derived from the public sector include:

•
changes in fiscal or contracting policies;
•
decreases in overall levels of government spending or available government funding;
•
changes in government programs or applicable requirements;
•
the adoption of new laws or regulations or changes to existing laws or regulations; and
•
delays or changes in the government appropriations or other funding authorization processes, including a government shutdown.

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

We believe that our significant presence in India and Taiwan provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of April 30, 2026, 29.4% of our global work force was based in India and 7.6% of our global work force was based in Taiwan, comprised mostly of R&D, support and operations professionals. Wage costs in India and Taiwan for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India and Taiwan are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals at a faster rate. There is intense competition in India and Taiwan for skilled technical professionals, and we expect this competition to increase. As a result, we may be unable to retain our current employee base in India and Taiwan or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low economic growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India and Taiwan operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or financial reporting standards or interpretations change, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to the fair value allocation of multiple performance obligations in revenue recognition, the assumptions underlying the fair value used for equity-based compensation expense, the fair value of our 3.75% Convertible Senior Paid In Kind ("PIK") Toggle Notes due 2027 (as amended to extend the maturity date to 2028, the "2028 Notes") and our 3.00% Convertible Senior PIK Toggle Notes due 2029 (the "2029 Notes" and, together with the 2028 Notes, the "Convertible Notes") and estimated useful lives, and impairment of intangible assets and goodwill arising from business combinations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

Our estimated market opportunity and growth forecasts included in this Quarterly Report on Form 10-Q relating to our market opportunity and the expected growth in those markets are subject to significant uncertainty and are based on assumptions and estimates, which may prove to be inaccurate. The markets for cloud-based security, networking, analytics, and AI security are at an early stage and are rapidly evolving. As a result, the size and future growth of these markets are difficult to accurately estimate and subject to change. In addition, third-party estimates of our addressable markets reflect the opportunity available from all participants and potential participants, and we cannot predict with precision our ability to address this demand or the extent of market adoption of our platform and products.

Moreover, the market segments we are targeting may grow at different rates. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable businesses covered by our market opportunity estimates will purchase our products or generate any particular level of revenue for us. Any expansion in our market opportunity depends on a number of factors, including the cost, performance, and perceived value associated with our products and the products of our competitors. Moreover, even if this market meets our size estimate and experiences the forecasted growth, there can be no assurance that our business will serve a significant portion of this market, and we may not grow our business at a similar rate or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our estimated market opportunity and the forecasts of market growth included in this Quarterly Report on Form 10-Q should not be taken as indicative of our future growth.

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

The nature of the attacks perpetrated against us and our vendors may include, among others, social engineering attacks (such as deep fakes), targeted phishing attacks, advanced attacks conducted or sponsored by nation-states or affiliated actors, advanced persistent threat intrusions, ransomware and other malware and malicious code, theft of sensitive information, exploitation of our platform and products as part of a supply chain attack against our customers, distributed-denial-of-service attacks, manipulation of data, or others. Any of these attacks, if successful, can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. We currently expend significant, and may in the future be required to expend significantly more, capital and financial resources to protect against any such threats or to alleviate problems caused by breaches in security.

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

Despite significant efforts to create security barriers to safeguard against such threats, it is impossible for us to entirely mitigate these risks. Despite our security measures and our cybersecurity risk management program, our and our vendors' IT and infrastructure may be vulnerable to security risks, including loss or theft of, damage to, or unauthorized access to, use, disclosure or other processing of proprietary information or other customer data, employee error or misconduct, denial of service attacks, and other means to disrupt our platform or our or our service providers' networks and systems, and hacking attacks or other cyber attacks originated from our infrastructure. The security measures we have integrated into our networks, systems and platform, which are designed to detect unauthorized activity and help protect our proprietary, confidential, or sensitive information, including personal information, and to help prevent data loss and prevent or minimize security breaches, incidents, or disruptions, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, generally are not recognized until launched against a target, and may be difficult to discover for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. For example, threat actors may leverage emerging AI technologies to develop new hacking tools and attack vectors, discover and exploit vulnerabilities, obscure their activities, increase the frequency or intensity of attacks, and increase the difficulty of threat attribution and remediation. Such cyber attacks and other cybersecurity breaches, incidents, or disruptions may continue to evolve in frequency and sophistication, and we may be unable to anticipate these techniques and implement adequate preventative, detection, mitigation or other measures.

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

In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target. There is a risk that our platform and products are unable to detect or prevent cyber threats until after our customers are impacted. The growth in state sponsored cyber activity showcases the increasing sophistication of cyber threats and dramatically expands the global threat landscape. Moreover, as our platform and products are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our platform and products or to target our systems. If this happens, our platform and products could be targeted by attacks designed to defeat our platform and products, disrupt our business, or create the perception that our platform and products are not capable of providing superior security, any of which could have a serious impact on our reputation as a provider of security, networking, and analytics. Further, high profile security breaches or incidents, whether actual, perceived, or purported, and in particular those of security, networking, or analytics providers, may cause our customers and potential customers to lose trust in security, networking, and analytics solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.

Increasingly, enterprises are subject to a wide variety of attacks on their networks and systems, including traditional threat actors, malicious code (such as viruses and worms), social engineering attacks (such as deep fakes), targeted phishing attacks, distributed denial-of-service attacks, advanced attacks conducted or sponsored by nation-states or affiliated actors, advanced persistent threat intrusions, ransomware and other malware and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. No security solution, including our platform and products, can address all possible attacks or other security threats, which are becoming increasingly frequent and sophisticated with the development and proliferation of AI and ML, or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. Our customers typically rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware or experiences a security breach or incident, or if this is perceived or purported to have occurred, such customer could be disappointed with our platform and products, regardless of whether our platform and products are intended to block the attack or other means of perpetrating the incident or would have done so if our platform was configured properly. Additionally, if any enterprise known to use our platform and products is the subject of an actual, perceived or purported cyberattack or security breach or incident that becomes publicized, our current or potential customers may look to our competitors for alternatives to our platform and products.

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

Further, our platform and products may be used by customers or third parties that obtain access to or influence the uses of our products in ways viewed as objectionable or that could violate local law or regulation. For example, some jurisdictions impose content moderation requirements on the internet, and operation of our platform and products in such jurisdictions may require us to comply with or facilitate such content moderation or censorship. In other jurisdictions such as certain European nations, the use of certain of our product features to monitor user activities is restricted or prohibited by applicable data privacy regulations or employment related rights. The use of our platform and products to facilitate such activities could result in negative press coverage and negatively affect our reputation.

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
•
cyber attacks, including denial of service attacks, targeted at, directed toward, or otherwise impacting us, our data centers, our global telecommunications service provider partners, third-party SaaS solutions we use, or the infrastructure of the internet;
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

Our platform and products include software or other intellectual property licensed from certain third parties, and we use certain software (including traditional software as well as AI models and cloud applications), and other intellectual property licensed from third parties in our business. We anticipate that we will continue to rely on such third-party software and intellectual property in the future, and from time to time, we may be required to renegotiate our current third-party licenses or license additional technology from third parties to develop new products, features, and functionality, enhancements thereto, or to facilitate new business models. This exposes us to risks over which we may have little or no control. For example, the third-party software we currently license may not always be available, or available on commercially reasonable terms, and we may not have access to alternative third-party software in the event of any issues with such software. When our licenses for such software expire, our costs may increase or we may not be able to maintain or renew such licenses on commercially reasonable terms. In addition, a third party may assert that we or our customers are in breach of the terms of applicable licenses, which could, among other things, force us to cease use of such software and give such third party the right to terminate the applicable license or seek damages from us, or both. Additionally, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense, or litigation of intellectual property that we license from third parties and are reliant on our licensors to do so. We also cannot be certain that activities such as intellectual property protection, maintenance, prosecution, and enforcement by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations or will result in valid and enforceable intellectual property rights. It is possible that our licensors' infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. Furthermore, we cannot be certain that our licensors are not infringing, misappropriating, or otherwise violating the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may offer our platform and products. Our inability to obtain or maintain certain licenses or other rights, to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation or any other proceedings regarding these matters could result in delays in releases of new products, features, or functionalities and could otherwise disrupt our business, until equivalent technology can be identified, licensed, or developed, if at all. Also, to the extent that our platform and products depend upon the successful operation of third-party software in conjunction with our software, any undetected errors, vulnerabilities, compromises, or defects in such third-party software could prevent the deployment or impair the functionality of our platform and products, delay introduction of new products, features, or functionalities, result in a failure of our platform or products, and injure our reputation. Any of the foregoing could materially adversely affect our business, results of operations, and financial condition.

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

Risks Related to Laws and Regulations

If we are not able to satisfy data protection, security, privacy, sovereignty, AI and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

The regulatory frameworks for privacy, data protection, data processing, data sovereignty, AI and security matters are rapidly evolving and are likely to remain volatile for the foreseeable future. Our handling of personal data is subject to various laws and regulations addressing privacy, data protection, cybersecurity, information security, location of data and other regulations or requirements where we offer our platform and products around the world. We also may be or become subject to codes of conduct, employment rights, rules or other actual or asserted obligations relating to privacy, data protection, data location, cybersecurity, information security, data processing or other matters, including such obligations promulgated or otherwise adopted by industry or other self-regulatory bodies or other cybersecurity or information security or data protection-related organizations. Further, we may be bound by additional, more stringent contractual obligations and other actual and asserted obligations, such as industry standards, relating to our collection, use, disclosure, storage, and other processing of personal and other information. We have numerous customers that operate in highly-regulated industries in which our customers' data is considered particularly sensitive, such as financial services and healthcare, and contracts with customers in these industries may require that we comply with the regulatory standards governing such customers' businesses. For example, in Europe, the Digital Operational Resilience Act (“DORA”), aims to ensure the resilience of EU financial entities, including through mandatory risk management, incident reporting, resilience testing and third-party outsourcing restrictions, and imposes additional requirements on certain service providers to such entities. Changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could also impact our business. For example, the availability of our platform and products in certain jurisdictions has in the past been temporarily disrupted due to government actions requiring us to implement certain content moderation standards applicable under local law.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, cybersecurity, information security, data processing, data sovereignty, AI, and telecommunications services in jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.

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

New legislation affecting the scope of information regulated by laws, regulations or other actual or asserted obligations where we or our customers and partners have operations, especially relating to classification of Internet Protocol addresses, machine identification, AI and ML, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or other uses or processing of data. We may be required to engage in significant expenditures and efforts in our attempts to comply with current and evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, cybersecurity, data sovereignty, AI, and information security. Notably, public perception of potential privacy, data protection, or information security concerns—whether or not valid—may harm our reputation and inhibit adoption of our platform and products and subscriptions by current and future customers. Each of these laws and regulations, and any changes to these laws and regulations, or new laws and regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

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

For example, the EU Artificial Intelligence Act (the "AI Act"), which establishes broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact, came into force. This framework categorizes AI systems, based on the risks associated with such AI systems' intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. Furthermore, the AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. There is a risk that our current or future AI-powered solutions may oblige us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. For example, the AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond, and, together with developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our platform and products, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, financial condition, and results of operations.

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

On December 22, 2022, we issued $401.0 million in aggregate principal amount of our 2028 Notes, which, effective upon the completion of the IPO, mature on December 15, 2028. On September 30, 2024, we issued $75.0 million in aggregate principal amount of our 2029 Notes, which mature on August 1, 2029. We may also incur additional indebtedness to meet our future financing needs. We may be required to use a substantial portion of our cash flows from operations to pay interest, principal or other required payments on our indebtedness. The delivery of shares of our Class B common stock upon conversion of the Convertible Notes could result in significant dilution to our existing stockholders and further limit or preclude their ability to influence corporate matters. Based upon the outstanding aggregate principal amount and accrued and unpaid interest on such Convertible Notes as of April 30, 2026 and our initial public offering price of $19.00 per share, the Convertible Notes are convertible into 22,333,083 shares of Class B common stock, which would be approximately 11.1% of the voting power of our capital stock as of such date. Together with our executive officers, directors, and holders of 5% or more of our common stock, this concentrated control could significantly influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders. For a description of the terms of our Convertible Notes, as well as an illustrative calculation of the number of shares of Class B common stock issuable upon conversion of the Convertible Notes as of April 30, 2026 and the maturity date of the Convertible Notes, please see the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Notes."

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

In addition, a failure by us to comply with the covenants or payment requirements specified in our Convertible Notes could result in an event of default under the Convertible Notes, which would give the holders the right to default interest and a right to accelerate payment of the Convertible Notes. If the indebtedness under our Convertible Notes were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the indebtedness or sell sufficient assets to repay the indebtedness, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of April 30, 2026 and January 31, 2026, the principal and accrued interest of the outstanding Convertible Notes was $533.5 million and $528.8 million in the aggregate, respectively.

We may not have the ability to raise the funds necessary to repurchase or redeem the Convertible Notes, or to repay the principal and accrued interest of the Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry, including the advent of disruptive new technologies such as AI, even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.

The requirements of being a public company may strain our resources, increase our costs, and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Global Select Market ("Nasdaq") and other applicable securities rules and regulations. Compliance with these statutes, regulations, and requirements occupy, and we anticipate will continue to occupy, a significant amount of time of our board of directors and management and has significantly increased, and we anticipate will continue to significantly increase our costs and expenses.

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

Our Class B common stock has 20 votes per share, our Class A common stock has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of April 30, 2026, holders of our outstanding Class B common stock held in the aggregate 93.3% of the voting power of our capital stock and will be able to control all matters submitted to our stockholders for approval. Additionally, our executive officers, directors, and holders of 5% or more of our common stock held, in the aggregate, approximately 68.5% of the voting power of our outstanding capital stock as of April 30, 2026. Our Chief Executive Officer and Chairman entered into a voting agreement with one of our non-executive co-founders for 3.1% of the voting power, resulting in an aggregate 16.5% of the voting power of our outstanding capital stock as of April 30, 2026. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.

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

Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, these exclusive-forum provisions may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, or other employees, which may discourage lawsuits against us and our directors, officers, stockholders, and other employees. Our amended and restated bylaws also limit the ability of a person to bring a claim in a judicial forum that it finds favorable for disputes arising under the Securities Act against any person in connection with any offering of our securities, including any auditor, underwriter, expert, control person, or other defendant. Any person or entity purchasing, holding, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. The enforceability of similar choice of forum provisions in other companies' governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. We also note that stockholders cannot waive compliance (or consent to noncompliance) with the federal securities laws and the rules and regulations thereunder. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could significantly harm our business.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, we have in the past been sued on the basis of alleged violation of patents, and as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. Such matters can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period-to-period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, acts of war, international conflicts, terrorism, and security breaches or incidents.

Our business operations have been, and could in the future be, subject to disruption by natural disasters such as earthquakes, fire, floods or public health emergencies such as an outbreak of a pandemic or epidemic disease, as well as man-made problems such as acts of war, international conflicts such as the current conflicts between Russia and Ukraine and in the Middle East, terrorism and other geopolitical unrest, or fear of such events. Such events could also cause disruptions in the businesses of our partners, customers or suppliers, national economies, or the world economy as a whole. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, and may become more frequent and effective through the use of AI, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss of critical data. Our insurance may not be sufficient to cover losses or additional expense that we may sustain in the event of a natural disaster or man-made problem. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our users may materially harm our reputation and our ability to retain existing customers and attract new customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities.

None.

(b) Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

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

Netskope, Inc.

Date: June 3, 2026	By:	/s/ Sanjay Beri
Sanjay Beri
Chief Executive Officer

Date: June 3, 2026	By:	/s/ Drew Del Matto
Drew Del Matto
Chief Financial Officer