Form 10-Q
period 2026-07-31
Netskope Inc
filed 2026-09-02
CIK 2063196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of August 25, 2026, the registrant had outstanding 267,134,729 shares of Class A common stock, 141,453,019 shares of Class B common stock, and no shares of Class C common stock.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions. These forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
the impact of restructuring actions taken to improve operational efficiencies and operating costs;
•
our ability to identify, recruit, hire, train, retain, and effectively ramp skilled personnel, including sales representatives and key members of senior management;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Netskope, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	July 31,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$220,854	$432,583
Marketable securities	846,509	725,603
Accounts receivable, net	187,971	158,278
Inventories	4,841	4,902
Deferred contract acquisition costs	58,387	54,048
Prepaid expenses and other current assets	67,723	73,553
Total current assets	1,386,285	1,448,967
Property and equipment, net	96,814	93,876
Operating lease right-of-use assets	32,262	32,096
Intangible assets, net	18,563	21,403
Goodwill	61,083	61,083
Deferred contract acquisition costs, noncurrent	106,037	100,798
Other assets, noncurrent	11,170	14,069
Total assets	$1,712,214	$1,772,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,929	$14,436
Accrued compensation and benefits	76,646	99,880
Deferred revenue	546,462	532,732
Operating lease liabilities, current	10,229	10,769
Accrued expenses and other current liabilities	30,085	23,715
Total current liabilities	689,351	681,532
Deferred revenue, noncurrent	124,213	143,126
Convertible notes	698,116	720,960
Operating lease liabilities, noncurrent	23,887	23,424
Other liabilities, noncurrent	19,861	8,719
Total liabilities	1,555,428	1,577,761
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 300,000,000 shares authorized as of July 31, 2026 and January 31, 2026; no shares issued and outstanding as of July 31, 2026 and January 31, 2026	-	-
Class A common stock, $0.0001 par value; 3,000,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 265,409,308 shares issued and outstanding as of July 31, 2026 and 142,269,483 shares issued and outstanding as of January 31, 2026	6	6
Class B common stock, $0.0001 par value; 600,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 142,581,448 issued, and 142,555,841 outstanding as of July 31, 2026; 256,138,777 issued, and 256,113,170 outstanding as of January 31, 2026	35	34
Class C common stock, $0.0001 par value; 1,000,000,000 shares authorized as of July 31, 2026 and January 31, 2026; no shares issued and outstanding as of July 31, 2026 and January 31, 2026	-	-
Additional paid-in capital	3,021,543	2,888,202
Accumulated other comprehensive loss	(8,585)	(64,811)
Accumulated deficit	(2,856,213)	(2,628,900)
Total stockholders’ equity	156,786	194,531
Total liabilities and stockholders’ equity	$1,712,214	$1,772,292

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	$220,541	$170,758	$422,133	$328,494
Cost of revenue	57,523	47,514	110,860	95,737
Gross profit	163,018	123,244	311,273	232,757
Operating expenses:
Sales and marketing	105,916	78,050	211,598	147,426
Research and development	101,787	72,856	207,501	140,737
General and administrative	45,114	18,303	90,710	35,917
Total operating expenses	252,817	169,209	509,809	324,080
Loss from operations	(89,799)	(45,965)	(198,536)	(91,323)
Other income (expense), net:
Loss on changes in fair value of convertible notes	(26,528)	(43,973)	(38,753)	(77,402)
Other income, net	8,630	2,123	16,152	4,122
Loss before provision for income taxes	(107,697)	(87,815)	(221,137)	(164,603)
Provision for income taxes	3,120	2,486	6,176	4,940
Net loss	$(110,817)	$(90,301)	$(227,313)	$(169,543)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.84)	$(0.56)	$(1.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	405,045,835	108,096,178	402,802,925	106,429,655

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(110,817)	$(90,301)	$(227,313)	$(169,543)
Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of tax	(3,360)	(51)	(5,371)	(26)
Unrealized gain (loss) on convertible notes, net of tax	41,733	(17,545)	61,597	3,683
Total other comprehensive income (loss), net of tax	38,373	(17,596)	56,226	3,657
Total comprehensive loss	$(72,444)	$(107,897)	$(171,087)	$(165,886)

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 31, 2026	-	$-	398,382,653	$40	$2,888,202	$(64,811)	$(2,628,900)	$194,531
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	-	-	5,673,953	-	5,802	-	-	5,802
Issuance of common stock under employee stock purchase plans	-	-	1,335,200	-	12,272	-	-	12,272
Stock-based compensation	-	-	-	-	76,494	-	-	76,494
Net shares withheld to cover taxes upon vesting of restricted stock units	-	-	(1,759,369)	-	(14,940)	-	-	(14,940)
Other comprehensive income	-	-	-	-	-	17,853	-	17,853
Net loss	-	-	-	-	-	-	(116,496)	(116,496)
Balance as of April 30, 2026	-	-	403,632,437	40	2,967,830	(46,958)	(2,745,396)	175,516
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	-	-	6,050,760	1	9,532	-	-	9,533
Stock-based compensation	-	-	-	-	63,026	-	-	63,026
Net shares withheld to cover taxes upon vesting of restricted stock units	-	-	(1,718,048)	-	(18,845)	-	-	(18,845)
Other comprehensive income	-	-	-	-	-	38,373	-	38,373
Net loss	-	-	-	-	-	-	(110,817)	(110,817)
Balance as of July 31, 2026	-	$-	407,965,149	$41	$3,021,543	$(8,585)	$(2,856,213)	$156,786

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 31, 2025	218,897,608	$1,050,561	104,589,784	$10	$418,791	$(5,439)	$(1,949,512)	$(485,589)
Issuance of common stock upon exercise of stock options	-	-	1,469,085	-	6,604	-	-	6,604
Vesting of employee early exercised common stock	-	-	-	-	355	-	-	355
Stock-based compensation	-	-	-	-	10,124	-	-	10,124
Other comprehensive income	-	-	-	-	-	21,253	-	21,253
Net loss	-	-	-	-	-	-	(79,242)	(79,242)
Balance as of April 30, 2025	218,897,608	1,050,561	106,058,869	10	435,874	15,814	(2,028,754)	(526,495)
Issuance of common stock upon exercise of stock options	-	-	3,257,610	1	14,652	-	-	14,653
Vesting of employee early exercised common stock	-	-	-	-	103	-	-	103
Stock-based compensation	-	-	-	-	7,557	-	-	7,557
Other comprehensive loss	-	-	-	-	-	(17,596)	-	(17,596)
Net loss	-	-	-	-	-	-	(90,301)	(90,301)
Balance as of July 31, 2025	218,897,608	$1,050,561	109,316,479	$11	$458,186	$(1,782)	$(2,119,055)	$(612,079)

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net loss	$(227,313)	$(169,543)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	139,000	17,642
Depreciation and amortization	20,647	25,497
Amortization of deferred contract acquisition costs	31,944	25,347
Non-cash operating lease expenses	7,499	6,532
(Accretion of discount) amortization of premium on investments	(4,737)	(454)
Loss on changes in fair value of convertible notes	38,753	77,402
Other	(13)	210
Changes in operating assets and liabilities:
Accounts receivable	(29,693)	47,793
Inventories	60	113
Deferred contract acquisition costs	(41,522)	(34,320)
Prepaid expenses and other current assets	587	(6,831)
Other non-current assets	2,009	1,769
Accounts payable	10,110	4,535
Accrued compensation and benefits	(23,338)	(7,194)
Operating lease liabilities	(7,742)	(5,917)
Accrued expenses and other current liabilities	7,338	8,939
Deferred revenue	(5,183)	16,070
Other non-current liabilities	11,142	1,124
Net cash (used in) provided by operating activities	(70,452)	8,714
Cash flows from investing activities
Purchases of property and equipment	(15,162)	(9,038)
Capitalized internal-use software	(1,349)	(1,873)
Purchases of intangible assets	(2,300)	-
Purchases of marketable securities	(689,633)	(22,386)
Proceeds from maturities of marketable securities	568,090	52,901
Net cash (used in) provided by investing activities	(140,354)	19,604
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	12,272	-
Proceeds from issuance of common stock upon exercise of stock options	15,299	21,257
Payments for withholding taxes upon settlement of equity awards	(28,403)	-
Payments for holdback consideration on business combination	(981)	(1,197)
Payments for deferred offering costs	-	(3,579)
Net cash (used in) provided by financing activities	(1,813)	16,481
Net (decrease) increase in cash, cash equivalents, and restricted cash	(212,619)	44,799
Cash, cash equivalents, and restricted cash, beginning of period	433,769	167,197
Cash, cash equivalents, and restricted cash, end of period	$221,150	$211,996
Supplemental disclosure of cash flow information:
Cash paid for amount included in the measurement of operating lease liabilities	$8,604	$7,644
Non-cash investing and financing activities:
Stock-based compensation capitalized in internal-use software	$520	$39
Property and equipment purchased but not yet paid	$2,708	$278
Vesting of early exercised stock options	$-	$458
Deferred offering costs accrued but not yet paid	$-	$448

The accompanying notes are an integral part of these condensed consolidated financial statements

Netskope, Inc.

Notes to condensed consolidated Financial Statements

(unaudited)

Note 1 - Description of Business

Netskope, Inc. ("Netskope" or the "Company") is a global cybersecurity company that provides security, networking, analytics, and artificial intelligence ("AI") solutions to organizations ranging from some of the world's largest enterprises to mid-sized companies. The Company delivers its offerings through a Software-as-a-Service ("SaaS") business model, selling subscriptions that provide customers access to its platform along with related support services.

The Company was incorporated in Delaware in October 2012. The Company is headquartered in Santa Clara, California, and conducts business worldwide, including North America, South America, Europe, and Asia.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), and applicable rules and regulations of the Securities and Exchange Commission ("SEC"), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026.

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

Concentration of Revenue and Accounts Receivable

The Company's revenue and accounts receivable are derived substantially from the United States, Europe, and Asia and from customers across a multitude of industries. The Company grants credit to customers in the normal course of business. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make payments. The Company conducts on-going credit evaluations of customers' payment history and current creditworthiness. The allowance is maintained for all accounts deemed to be uncollectible on a specific identification basis. The allowance for credit losses was immaterial as of July 31, 2026 and January 31, 2026.

As of July 31, 2026, there were two channel partners that each represented approximately 16% of the accounts receivable, net balance. As of January 31, 2026, there was one channel partner that represented approximately 14% of the accounts receivable, net balance.

No single end customer represented 10% or more of total revenue for the three and six months ended July 31, 2026 and 2025. Channel partners that represented 10% or more of total revenue for the three and six months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Channel Partner A (a)	15%	13%	15%	13%
Channel Partner B (a)	10%	*	10%	*
*Less than 10%

(a) Represented approximately 16% of the accounts receivable, net balance each as of July 31, 2026.

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

Restricted cash consisted of amounts held as collateral in connection with certain facility lease agreements. The Company had restricted cash of $0.3 million and $1.2 million as of July 31, 2026 and January 31, 2026, respectively, which was included in other assets, noncurrent in the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	July 31, 2026	January 31, 2026
Cash and cash equivalents	$220,854	$432,583
Restricted cash	296	1,186
Total cash, cash equivalents, and restricted cash	$221,150	$433,769

Operating Leases

Supplemental cash flow information related to the Company's operating leases for the six months ended July 31, 2026 and 2025 were as follows (in thousands):

	Six Months Ended July 31,
Supplemental Cash Flow Information	2026	2025
Operating lease ROU assets obtained in exchange for operating lease liabilities	$7,658	$5,618

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

Cash Equivalents and Marketable Securities

The following tables summarize cash equivalents and marketable securities within significant investment categories by level of input within the fair value hierarchy as of July 31, 2026 and January 31, 2026 (in thousands):

	July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$27,028	$-	$-	$27,028	$27,028	$-
Level 2
Commercial paper	208,573	145	(130)	208,588	82,692	125,896
Corporate debt securities	358,356	18	(2,732)	355,642	-	355,642
Asset-backed securities	9,677	-	(344)	9,333	-	9,333
Government agency securities	357,793	885	(3,040)	355,638	-	355,638
Total	$961,427	$1,048	$(6,246)	$956,229	$109,720	$846,509

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market funds	$81,237	$-	$-	$81,237	$79,103	$2,134
Level 2
Commercial paper	437,817	307	(2)	438,122	93,817	344,305
Corporate debt securities	228,455	165	(31)	228,589	-	228,588
Asset-backed securities	23,306	336	-	23,642	-	23,642
Government agency securities	248,751	96	(94)	248,753	121,820	126,934
Total	$1,019,566	$904	$(127)	$1,020,343	$294,740	$725,603

There were no impairment charges due to credit losses during the three and six months ended July 31, 2026 and 2025.

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

The following tables summarize the significant quantitative inputs considered in the valuation of Convertible Notes as of July 31, 2026 and January 31, 2026:

	July 31, 2026		January 31, 2026
Inputs	2028 Notes	2029 Notes	2028 Notes	2029 Notes
Price per share	$12.59	$12.59	$14.85	$14.85
Conversion premium	30.0%	30.0%	30.0%	30.0%
Risk-free rate	4.3%	4.3%	3.6%	3.7%
Selected credit spread	14.0%	14.0%	10.0%	10.0%
Coupon rate	3.8%	3.0%	3.8%	3.0%
Expected volatility	40.0%	40.0%	40.0%	40.0%

The Company did not have transfers between levels of the fair value hierarchy of assets measured at fair value during the periods presented.

Note 4 - Revenue Recognition

Disaggregation of Revenue

Subscription revenue is recognized over time and accounted for 99% of the Company's total revenue for the three and six months ended July 31, 2026 and 2025, respectively.

The following table summarizes the disaggregation of revenue by geographic area, based on the shipping address of the end customer for contracts through channel partners and direct customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Americas	$120,887	$96,770	$233,006	$184,861
Asia Pacific and Japan ("APJ")	41,842	31,908	78,889	61,625
Europe, the Middle East, and Africa ("EMEA")	57,812	42,080	110,238	82,008
Total revenue	$220,541	$170,758	$422,133	$328,494

Revenue from the United States, which was included within the Americas region in the table above, was $95.9 million, $76.4 million, $184.6 million, and $146.7 million during the three months ended July 31, 2026 and 2025, and the six months ended July 31, 2026 and 2025, respectively.

The following table summarizes revenue from contracts through indirect channels, including channel partners and managed service providers, and direct end customers for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Indirect channels	$213,695	$162,198	$408,567	$311,573
Direct end customers	6,846	8,560	13,566	16,921
Total revenue	$220,541	$170,758	$422,133	$328,494

Deferred Revenue

Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The amounts of revenue recognized during the three months ended July 31, 2026 and 2025 and the six months ended July 31, 2026 and 2025, that were included in the deferred revenue at the beginning of the period, were $160.2 million, $126.8 million, $347.9 million, and $272.1 million, respectively.

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

The following table summarizes the activity of deferred revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Beginning balance	$652,836	$585,618	$675,858	$590,307
Additions	238,380	191,517	416,950	344,564
Recognition of deferred revenue	(220,541)	(170,758)	(422,133)	(328,494)
Ending balance	$670,675	$606,377	$670,675	$606,377

			July 31,
			2026	2025
Deferred revenue, current			$546,462	$453,300
Deferred revenue, noncurrent			124,213	153,077
Total deferred revenue			$670,675	$606,377

Remaining Performance Obligations

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue that has been invoiced and non-cancelable committed amounts that will be invoiced and recognized as revenue in future periods.

As of July 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.4 billion. The Company expects to recognize 53% of the remaining performance obligations over the next 12 months and 43% between 13 and 36 months, with the remainder to be recognized thereafter.

Deferred Contract Acquisition Costs

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Beginning balance	$156,228	$122,844	$154,846	$121,665
Capitalization of contract acquisition costs	24,804	20,828	41,522	34,320
Amortization of deferred contract acquisition costs	(16,608)	(13,034)	(31,944)	(25,347)
Ending balance	$164,424	$130,638	$164,424	$130,638

			July 31,
			2026	2025
Deferred contract acquisition costs, current			$58,387	46,471
Deferred contract acquisition costs, noncurrent			106,037	84,167
Total deferred contract acquisition costs			$164,424	$130,638

Note 5 - Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	July 31, 2026			January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$121,999	$(112,110)	$9,889	$119,699	$(107,316)	$12,383
Customer relationship	4,241	(4,126)	115	4,241	(3,829)	412
Workforce	1,068	(1,068)	-	1,068	(1,068)	-
Patents	1,000	(241)	759	1,000	(192)	808
Total finite-lived intangible assets	128,308	(117,545)	10,763	126,008	(112,405)	13,603
IP number block	7,800	-	7,800	7,800	-	7,800
Total intangible assets	$136,108	$(117,545)	$18,563	$133,808	$(112,405)	$21,403

Amortization expenses related to acquired intangible assets were $2.7 million and $4.1 million for the three months ended July 31, 2026 and 2025, respectively, and $5.1 million and $10.7 million for the six months ended July 31, 2026 and 2025. As of July 31, 2026 and January 31, 2026, the weighted-average remaining amortization period of the intangible assets was 2.0 years.

The expected future amortization expense for acquired intangible assets as of July 31, 2026 is as follows (in thousands):

Fiscal Years Ending January 31,	Amount
Remainder of 2027	$4,175
2028	5,058
2029	890
2030	126
2031	124
Thereafter	390
Total	$10,763

Note 6 - Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Data center equipment	$211,541	$196,835
Computers and related equipment	25,672	25,159
Capitalized internal-use software	32,323	30,453
Furniture and fixtures	2,105	2,101
Leasehold improvements	4,533	4,514
Total property and equipment	276,174	259,062
Less: accumulated depreciation and amortization	(179,360)	(165,186)
Property and equipment, net	$96,814	$93,876

Depreciation and amortization expenses were $7.9 million and $7.4 million during the three months ended July 31, 2026 and 2025, respectively, and $15.5 million and $14.8 million during the six months ended July 31, 2026 and 2025, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Accrued bonus	$26,147	$45,017
Accrued commission	13,715	17,774
ESPP withholdings	11,521	10,607
Accrued vacation	8,992	7,105
Accrued payroll related taxes and benefits	11,600	11,793
Other	4,671	7,584
Total accrued compensation and benefits	$76,646	$99,880

Note 7 - Commitments and Contingencies

Lease Commitments

Future minimum operating lease payments as of July 31, 2026 were as follows (in thousands):

Fiscal Years Ending January 31,	Amount
Remainder of 2027	$7,297
2028	8,644
2029	5,894
2030	4,081
2031	3,219
Thereafter	13,580
Total operating lease payments	$42,715
Less: Imputed interest	(8,599)
Present value of operating lease liabilities	$34,116

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

Indemnification

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that the Company's products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the potential amount of liability under these indemnification obligations due to the Company's limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their respective capacities. As of July 31, 2026, there have been no claims under any indemnification provisions and costs and liabilities incurred as a result of indemnification obligations were not material during the periods presented.

Note 8 - Convertible Notes

In September 2025, the Company completed its IPO which qualified as a Qualified Initial Public Offering ("Qualified IPO") as defined in the respective indentures governing the 2028 Notes and the 2029 Notes. As a result, the conversion rate for the 2028 Notes was finalized at 42.1046 shares of Class B common stock per $1,000 principal amount, representing a conversion price of approximately $23.75 per share. The conversion rate for the 2029 Notes was finalized at 40.4858 shares of Class B common stock per $1,000 principal amount, representing a conversion price of approximately $24.70 per share.

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

The change in the fair value of the 2028 Notes and 2029 Notes, and the related impact on the condensed consolidated statement of operations and the condensed consolidated statements of comprehensive loss, are presented below (in thousands):

	2028 Notes	2029 Notes	Total
Fair value as of January 31, 2026	$626,648	$94,312	$720,960
Change in fair value reported in the Condensed Consolidated Statement of Operations	12,037	188	12,225
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(17,276)	(2,588)	(19,864)
Fair value as of April 30, 2026	621,409	91,912	713,321
Change in fair value reported in the Condensed Consolidated Statement of Operations	22,836	3,692	26,528
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(35,990)	(5,743)	(41,733)
Fair value as of July 31, 2026	$608,255	$89,861	$698,116

Fair value as of January 31, 2025	$547,261	$79,361	626,622
Change in fair value reported in the Condensed Consolidated Statement of Operations	28,137	5,292	33,429
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	(16,558)	(4,670)	(21,228)
Fair value as of April 30, 2025	558,840	79,983	638,823
Change in fair value reported in the Condensed Consolidated Statement of Operations	38,352	5,621	43,973
Change in fair value reported in Condensed Consolidated Statement of Comprehensive Loss	13,471	4,074	17,545
Fair value as of July 31, 2025	$610,663	$89,678	$700,341

Remaining unpaid principal as of July 31, 2026	$401,000	$75,000	$476,000

PIK interest expense included in the fair value changes for the 2028 Notes was $4.3 million and $4.1 million for the three months ended July 31, 2026 and 2025, respectively, and $8.4 million and $8.1 million for the six months ended July 31, 2026 and 2025, respectively. For the 2029 Notes, PIK interest expense was $0.6 million and $0.6 million for the three months ended July 31, 2026 and 2025, respectively, and $1.2 million and $1.1 million for the six months ended July 31, 2026 and 2025, respectively.

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

Preferred Stock

In connection with the amendment of the Company's certificate of incorporation upon the IPO, the Company authorized the issuance of 300,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2026, there were no shares of preferred stock issued and outstanding.

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

In October 2022, the Company adopted the 2022 Stock Incentive Plan ("2022 Plan"), under which officers, employees, and consultants may be granted awards of options, restricted stock awards, stock appreciation rights, restricted stock units ("RSUs") and other stock awards. The options generally vest over four years with 25% of the option shares vesting one year from the service begin date and then monthly over the following 36 months and expire no more than 10 years after the date of grant. RSUs granted under the 2022 Plan are subject to service-based and performance-based vesting conditions. RSUs generally vest ratably over three to four years from the vesting commencement date. Certain awards provided for accelerated vesting if there is a Change in Control (as defined in the 2022 Plan). The 2012 Plan was terminated upon the adoption of the 2022 Plan and all remaining shares available for issuance under the 2012 Plan were transferred into the 2022 Plan.

In connection with the IPO, in September 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan", collectively, with the 2012 Plan and the 2022 Plan, referred to as the "Equity Plans"), under which the Company is authorized to grant awards of options, restricted stock, RSUs, stock appreciation rights, performance awards to employees, directors, and consultants, and the Company's parent and subsidiary corporation's employees and consultants. The 2022 Plan was terminated effective immediately upon the adoption of the 2025 Plan. Under the 2025 Plan, the Company initially reserved 38,210,000 shares of Class A common stock for issuance. In addition, the number of shares reserved for issuance under the 2025 Plan includes the number of shares of Class A common stock and the number of shares of Class B common stock issuable under the 2012 Plan and 2022 Plan. The number of shares available for issuance under the 2025 Plan also includes an annual increase on the first day of each fiscal year beginning with the Company's 2027 fiscal year, equal to the lesser of: (i) 38,210,000 shares of Class A common stock, (ii) five percent (5%) of the outstanding shares of capital stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as the Company's board of directors may determine. As of July 31, 2026, there were 51,433,295 shares of Class A common stock reserved for future issuance under the 2025 Plan.

RSUs

The grant-date fair value of RSUs with only service-based and performance-based conditions is determined based on the fair value of the Company's common stock on the date of grant. Upon the consummation of the IPO, the performance-based vesting condition for outstanding RSUs was satisfied. As a result, the RSUs that had satisfied the service-based condition as of the IPO date had vested. For the three and six months ended July 31, 2026, the Company recognized $56.6 million and $124.4 million, respectively, of stock-based compensation expense attributable to RSUs, including performance and market-based RSUs. No stock-based compensation expense attributable to RSUs was recognized for the three and six months ended July 31, 2025 as the performance-based vesting condition had not been satisfied at that time.

As of July 31, 2026, the Company had $410.2 million of unrecognized stock-based compensation related to the RSUs, including the performance and market-based RSUs as further described below. This amount is expected to be recognized over a weighted-average remaining requisite service period of 1.9 years.

Performance and Market-Based RSUs

Performance and market-based RSUs include RSU grants with service-based vesting condition and with performance-based and/or market-based vesting conditions. For awards with performance-based vesting conditions, the Company determined the fair value based on the fair value of the Company's common stock on the date of grant. For awards with market-based vesting conditions, the Company used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period. For the three and six months ended July 31, 2026, the Company recognized $11.9 million and $25.1 million, respectively, of stock-based compensation expense attributable to the performance and market-based RSUs. No stock-based compensation expense attributable to performance and market-based RSUs was recognized for the three and six months ended July 31, 2025 as the performance-based vesting condition had not been satisfied at that time.

As of July 31, 2026, the Company had unrecognized stock-based compensation related to the performance and market-based RSUs of $53.4 million that is expected to be recognized over a weighted average requisite service period of 1.9 years.

Stock Options

The fair value of stock options under the Company's Equity Plans is determined on the date of grant by utilizing the Black-Scholes option pricing model, which is impacted by the fair value of the Company's common stock. Options granted generally have a maximum term of 10 years from grant date or 90 days from the termination of the optionee, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of four years. For the three and six months ended July 31, 2026 and 2025, the Company recognized $2.4 million, $7.6 million, $6.2 million, and $17.6 million, respectively, of stock-based compensation expense attributable to stock options. As of July 31, 2026, the Company had 47.0 million stock options outstanding with a weighted-average exercise price of $5.85.

As of July 31, 2026, the Company had $6.5 million of unrecognized stock-based compensation expense related to the stock options that is expected to be recognized over a weighted average requisite service period of 0.7 years.

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

For the three and six months ended July 31, 2026, the Company recognized $3.5 million and $7.8 million, respectively, of stock-based compensation expense attributable to the ESPP. No stock-based compensation expense attributable to the ESPP was recognized for the three and six months ended July 31, 2025. As of July 31, 2026, the Company had $1.6 million of unrecognized stock-based compensation expense related to the ESPP which is expected to be recognized over a weighted average requisite service period of 0.2 years.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation during the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue	$3,445	$421	$7,442	$927
Sales and marketing	10,846	3,086	25,210	6,459
Research and development	25,160	3,491	56,395	8,799
General and administrative	23,521	553	49,953	1,457
Total stock-based compensation expense	62,972	7,551	139,000	17,642
Stock-based compensation capitalized in internal-use software	54	6	520	39
Total stock-based compensation	$63,026	$7,557	$139,520	$17,681

Note 10 - Segment Information

The Company has a single reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, and the CODM reviews financial information presented on a condensed consolidated basis for purposes of allocating resources, evaluating financial performance and monitoring budget versus actual results based on net income (loss) that is also reported on the condensed consolidated statements of operations. The significant expenses within net loss on which the CODM relies include those that are reported on the condensed consolidated statements of operations. The measure of the Company's single operating segment assets is reported on the condensed consolidated balance sheets as total assets.

Revenue disaggregation by geography is presented in Note 4, Revenue Recognition. No single country other than the United States represented 10% or more of the Company's total revenue during the three and six months ended July 31, 2026 and 2025.

Long-lived assets, which are comprised of property and equipment, net and operating lease right-of-use assets, by geographic area are summarized as follows (in thousands):

	July 31, 2026	January 31, 2026
United States	$73,213	$69,273
Rest of the world	55,863	56,699
Total long-lived assets	$129,076	$125,972

Note 11 - Restructuring Plan

In June 2026, the Company approved a restructuring plan (the "Plan") intended to realign resources as part of the Company's transition to an AI-native business. The Plan resulted in a reduction of the Company's global workforce by approximately 5%.

During the three and six months ended July 31, 2026, the Company recognized restructuring costs of approximately $3.5 million related primarily to employee severance and other termination-related benefits. The execution of the Plan was substantially completed as of July 31, 2026, however, the elimination of certain positions outside of the United States remains subject to extended consultation requirements mandated by local jurisdictions. The Company does not expect any additional restructuring costs associated with these remaining activities to be material.

The following table summarizes the restructuring costs recognized in the condensed consolidated statements of operations for the three and six months ended July 31, 2026 (in thousands):

Amount
Sales and marketing	$382
Research and development	2,334
General and administrative	784
Total restructuring costs	$3,500

The following table summarizes the restructuring liability that is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets (in thousands):

Amount
Balance as of April 30, 2026	$-
Restructuring costs	3,500
Cash payment	(2,357)
Balance as of July 31, 2026	1,143

Note 12 - Net Loss Per Share Attributable to Common Stockholders

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

Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(110,817)	$(90,301)	$(227,313)	$(169,543)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	405,045,835	108,096,178	402,802,925	106,429,655
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.84)	$(0.56)	$(1.59)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	July 31,
	2026	2025
Stock options	46,990,777	53,487,228
Convertible preferred stock	-	218,897,608
Convertible notes	22,536,463	21,258,674
Restricted stock units	53,010,219	61,473,168
Shares subject to repurchase	172,977	377,882
Total	122,710,436	355,494,560

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended January 31, 2026 included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the U.S. Securities and Exchange Commission on March 31, 2026 (our "Annual Report"). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.

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

We founded Netskope to address this revolution. We built Netskope One, our unified, cloud and AI-native platform from the ground up to solve the challenge of securing and accelerating the digital interactions of enterprises in this new era. Organizations rely on our Netskope One platform to provide profound contextual intelligence into their data and digital interactions, securing them with precision, without sacrificing the digital experience. We leverage our patented technologies to enable dynamic, granular context-aware policies that allow us to protect sensitive data, stop threats, support regulatory compliance, and elevate the digital experience.

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

Architecture is critical when addressing these challenges. Our Netskope One platform of more than 25 security, networking, analytics, and AI products uses a unique architecture built from the ground up as a unified platform that runs on our NewEdge global private cloud network ("NewEdge network") to deliver highly secure and performant digital interactions.

Key Factors Affecting Our Performance

Pace of Modernization of Security and Networking for Organizations. The rapid evolution of enterprise information technology is driving organizations to replace legacy systems with cloud-based and hybrid solutions, fundamentally altering the way security and networking solutions are deployed and operated. We believe that as enterprises undergo digital transformation, they increasingly rely on advanced technologies such as AI to gain granular visibility and control over information flows. This trend is compounded by the growing imperative to understand and secure data in an environment where hybrid and remote work models are common. Moreover, organizations' expanding global operations and the relentless push for improved user experience has driven the convergence of security and networking that is reshaping industry standards. While we are in the early stages of this transformation, we believe that the pace of modernization will continue to accelerate, reinforcing the demand for our platform.

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

	As of July 31,
	2026	2025
Dollar-based net retention rate(1)	114%	118%

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

Components of Results of Operations

Revenue

We generate revenue primarily from subscriptions to the more than 25 products within our Netskope One platform, along with related support services. During the three and six months ended July 31, 2026 and 2025, subscription revenue accounted for approximately 99% of our total revenue. Customers do not take possession of cloud-based software; instead, our commitment is to provide our security, networking, analytics, and AI-platform throughout the contractual term. As a result, we recognize subscription revenue ratably over the contract term, which typically ranges from one to three years.

Professional services and hardware account for an immaterial portion of our total revenue.

Cost of Revenue

Our cost of revenue consists of direct costs associated with providing and supporting our platform and products and our related professional services, including colocation and network transit expenses to operate our global data centers, depreciation of our data center equipment, cloud infrastructure and software expenses, and amortization of capitalized internal-use software. It also includes employee-related compensation expenses, such as salaries, bonuses, stock-based compensation expense, and employee benefits for teams supporting cloud operations and customer support and service organizations, and allocated overhead costs. We continuously work on optimizing these costs through strategic partnerships, improved operational efficiencies, and technological advancements.

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

Research and Development

Research and development expenses consist primarily of employee-related compensation expenses, cloud infrastructure expenses related to the development of our platform and products, AI compute costs, consulting fees, and software and subscription services. We prioritize research and development expenses to continuously enhance our product features, security protocols, and user experience, ensuring that we can respond swiftly to new cyber threats and customer needs.

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

Loss on Changes in Fair Value of Convertible Notes

We issued 3.75% Convertible Senior Paid in Kind ("PIK") Toggle Notes due in December 2028 (the “2028 Notes”) and 3.00% Convertible Senior PIK Toggle Notes due in 2029 (the “2029 Notes”, collectively referred to as the "Convertible Notes") in December 2022 and September 2024. We have elected to account for the Convertible Notes using the fair value option under Accounting Standards Codification ("ASC") 825, Financial Instruments. As a result, we are required to determine the fair value of the Convertible Notes on a quarterly basis using a complex valuation model. If the fair value of the Convertible Notes increases during a given period, we recognize a loss on the change in fair value of Convertible Notes in our statement of operations for that period. Conversely, if the fair value of the Convertible Notes decreases, we recognize a gain on the change in fair value of Convertible Notes in that period.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Because we have a valuation allowance on our U.S. deferred tax assets, the tax law did not impact tax expense or cash paid for taxes for the three and six months ended July 31, 2026 and 2025

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue	$220,541	$170,758	$422,133	$328,494
Cost of revenue(1)	57,523	47,514	110,860	95,737
Gross profit	163,018	123,244	311,273	232,757
Operating expenses:
Sales and marketing(1)	105,916	78,050	211,598	147,426
Research and development(1)	101,787	72,856	207,501	140,737
General and administrative(1)	45,114	18,303	90,710	35,917
Total operating expenses	252,817	169,209	509,809	324,080
Loss from operations	(89,799)	(45,965)	(198,536)	(91,323)
Loss on changes in fair value of convertible notes	(26,528)	(43,973)	(38,753)	(77,402)
Other income, net	8,630	2,123	16,152	4,122
Loss before provision for income taxes	(107,697)	(87,815)	(221,137)	(164,603)
Provision for income taxes	3,120	2,486	6,176	4,940
Net loss	$(110,817)	$(90,301)	$(227,313)	$(169,543)

(1) Includes stock-based compensation as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$3,445	$421	$7,442	$927
Sales and marketing	10,846	3,086	25,210	6,459
Research and development	25,160	3,491	56,395	8,799
General and administrative	23,521	553	49,953	1,457
Total stock-based compensation expense	$62,972	$7,551	$139,000	$17,642

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	26	28	26	29
Gross profit	74	72	74	71
Operating expenses:
Sales and marketing	48	46	50	45
Research and development	46	43	49	43
General and administrative	20	11	21	11
Total operating expenses	114	100	120	99
Loss from operations	(40)	(28)	(46)	(28)
Loss on changes in fair value of convertible notes	(12)	(26)	(9)	(24)
Other income, net	4	1	4	1
Loss before provision for income taxes	(48)	(53)	(51)	(51)
Provision for income taxes	1	1	1	2
Net loss	(49)%	(54)%	(52)%	(53)%

Note: Certain figures may not sum up due to rounding.

Comparison of the Three Months Ended July 31, 2026 and 2025

Revenue

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$220,541	$170,758	$49,783	29%

Revenue increased by $49.8 million, or 29%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase in revenue was driven by an increase in customers and the growing demand for our products from existing customers. Approximately 50% of the increase was driven by the addition of new customers and approximately 50% of the increase was driven by expansion within our existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$57,523	$47,514	$10,009	21%
Gross profit	163,018	123,244	39,774	32%
Gross margin	74%	72%

Cost of revenue increased by $10.0 million, or 21%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. Employee-related compensation expense increased by $4.4 million due to the $3.1 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our initial public offering ("IPO"). In addition, colocation and network transit expenses and cloud infrastructure and software expenses increased by $3.7 million and $2.2 million, respectively.

Gross profit increased by $39.8 million, or 32%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, and gross margin increased to 74% from 72%. The gross margin expansion was primarily due to the revenue growth driven by new customer acquisition and expansion within our existing customer base, which outpaced the growth in cost of revenue. The lower relative growth in cost of revenue reflects improved operating efficiencies in the management of our global data centers and cloud infrastructure operations.

Sales and Marketing

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	105,916	78,050	$27,866	36%

Sales and marketing expenses increased by $27.9 million, or 36%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. Employee-related compensation expense increased by $21.2 million, primarily due to the growth in headcount as well as the $7.7 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, amortization of capitalized sales commissions and marketing-related expenses increased by $3.3 million and $1.6 million, respectively.

Research and Development

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$101,787	$72,856	$28,931	40%

Research and development expenses increased by $28.9 million, or 40%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. Employee-related compensation expense increased by $31.2 million due to the $22.0 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. The remaining increase in employee-related compensation expense was primarily attributable to higher average headcount compared to the prior-year period and restructuring-related costs recognized during the current period. These increases were partially offset by a $5.1 million decrease in outside services expense.

General and Administrative

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$45,114	$18,303	$26,811	146%

General and administrative expenses increased by $26.8 million, or 146%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. Employee-related compensation expense increased by $25.1 million due to the $23.6 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.

Loss on Changes in Fair Value of Convertible Notes

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Loss on changes in fair value of convertible notes	$(26,528)	$(43,973)	$17,445	(40)%

Loss on changes in fair value of Convertible Notes decreased by $17.4 million, or 40%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. We continued to recognize fair value losses driven by accrued interest associated with the payment-in-kind ("PIK") nature of the Convertible Notes and the increase in our stock price, which increased the value of the embedded conversion features. The losses were partially offset by the increase in risk-free interest rates which increased the discount rate applied in the valuation and reduced the present value of the Convertible Notes. As such, the loss on changes in fair value of Convertible Notes during the three months ended July 31, 2026 was lower compared to the same period last fiscal year.

Other Income, net

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$8,630	$2,123	$6,507	307%

Other income, net increased by $6.5 million, or 307%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase was mainly due to a $6.0 million increase in interest income.

Provision for Income Taxes

	Three Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$3,120	$2,486	$634	26%

Provision for income taxes increased by $0.6 million, or 26%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to higher foreign tax liabilities in fiscal 2027 in our foreign jurisdictions due to increased expansion internationally.

Comparison of the Six Months Ended July 31, 2026 and 2025

Revenue

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Revenue	$422,133	$328,494	$93,639	29%

Revenue increased by $93.6 million, or 29%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase in revenue was driven by an increase in customers and the growing demand for our products from existing customers. Approximately 55% of the increase was driven by expansion within our existing customers and approximately 45% of the increase was driven by the addition of new customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Cost of revenue	$110,860	$95,737	$15,123	16%
Gross profit	311,273	232,757	78,516	34%
Gross margin	74%	71%

Cost of revenue increased by $15.1 million, or 16%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. Employee-related compensation expense increased by $9.4 million due to the $6.5 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, colocation and network transit expenses and cloud infrastructure and software expense increased by $8.0 million and $1.4 million, respectively. The increase was partially offset by a $4.5 million decrease in amortization of intangible assets.

Gross profit increased by $78.5 million, or 34% for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, and gross margin increased to 74% from 71%. The gross margin expansion was primarily due to the revenue growth driven by new customer acquisition and expansion within our existing customer base, which outpaced the growth in cost of revenue. The lower relative growth in cost of revenue reflects improved operating efficiencies in the management of our global data centers and cloud infrastructure operations.

Sales and Marketing

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Sales and marketing	211,598	147,426	$64,172	44%

Sales and marketing expenses increased by $64.2 million, or 44%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. Employee-related compensation expense increased by $45.1 million, primarily due to the growth in headcount as well as the $18.7 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. In addition, marketing-related expenses and amortization of capitalized sales commissions increased by $8.9 million and $7.1 million, respectively.

Research and Development

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Research and development	$207,501	$140,737	$66,764	47%

Research and development expenses increased by $66.8 million, or 47%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. Employee-related compensation expense increased by $67.2 million due to the $48.5 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. The remaining increase in employee-related compensation expense was primarily attributable to higher average headcount compared to the prior-year period and restructuring-related costs recognized during the current period.

General and Administrative

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$90,710	$35,917	$54,793	153%

General and administrative expenses increased by $54.8 million, or 153%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. Employee-related compensation expense increased by $53.0 million due to the $49.8 million stock-based compensation expense and related payroll taxes we recognized as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.

Loss on Changes in Fair Value of Convertible Notes

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Loss on changes in fair value of convertible notes	$(38,753)	$(77,402)	$38,649	(50)%

Loss on changes in fair value of Convertible Notes decreased by $38.6 million, or 50%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. We continued to recognize fair value losses driven by accrued interest associated with the PIK nature of the Convertible Notes and the increase in our stock price, which increased the value of the embedded conversion features. The losses were partially offset by the increase in risk-free interest rates, which increased the discount rate applied in the valuation and reduced the present value of the Convertible Notes. As such, the loss on changes in fair value of Convertible Notes during the six months ended July 31, 2026 was lower compared to the same period last fiscal year.

Other Income, net

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Other income, net	$16,152	$4,122	$12,030	292%

Other income, net increased by $12.0 million, or 292%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase was mainly due to a $10.2 million increase in interest income.

Provision for Income Taxes

	Six Months Ended July 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$6,176	$4,940	$1,236	25%

Provision for income taxes increased by $1.2 million, or 25%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily due to higher foreign tax liabilities in fiscal 2027 in our foreign jurisdictions due to increased expansion internationally.

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

The following table provides a reconciliation of our non-GAAP gross profit to our gross profit and of our non-GAAP gross margin to our gross margin, for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except percentages)
Revenue	$220,541	$170,758	$422,133	$328,494
Gross profit	$163,018	$123,244	$311,273	$232,757
Add: Stock-based compensation expense and related taxes	3,581	421	7,648	941
Add: Amortization of acquired intangible assets	2,534	3,593	4,843	9,675
Non-GAAP gross profit	$169,133	$127,258	$323,764	$243,373
Gross margin	74%	72%	74%	71%
Non-GAAP gross margin	77%	75%	77%	74%

We expect non-GAAP gross margin will increase over the long term through improved operational efficiencies, scale benefits, and technological advancements.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin

Non-GAAP loss from operations and non-GAAP operating margin are defined as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense and related taxes, amortization of acquired intangible assets, and restructuring costs. We believe these non-GAAP measures offer our management and investors additional consistency and comparability with our historical financial performance, enabling more meaningful period-to-period comparisons. These metrics are designed to remove the impact of certain variables that can fluctuate for reasons unrelated to our underlying operating performance.

The following table provides a reconciliation of our non-GAAP loss from operations to our loss from operations and of our non-GAAP operating margin to our operating margin, for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except percentages)
Revenue	$220,541	$170,758	$422,133	$328,494
Loss from operations	$(89,799)	$(45,965)	$(198,536)	$(91,323)
Add: Stock-based compensation expense and related taxes	64,295	7,869	141,375	18,042
Add: Amortization of acquired intangible assets	2,685	4,127	5,140	10,725
Add: Restructuring costs	3,500	-	3,500	-
Non-GAAP loss from operations	$(19,319)	$(33,969)	$(48,521)	$(62,556)
Operating margin	(41)%	(27)%	(47)%	(28)%
Non-GAAP operating margin	(9)%	(20)%	(11)%	(19)%

We expect non-GAAP operating margin to improve over the long term through continued operational efficiencies, scale benefits, and technological advancements.

Free Cash Flow and Free Cash Flow Margin

Free cash flow is defined as net cash used in operating activities less purchases of property and equipment and capitalized internal-use software. Free cash flow margin is determined by dividing free cash flow by revenue. We believe that free cash flow and free cash flow margin serve as valuable indicators of liquidity, providing management and investors with insights into the cash generated from our operations. After accounting for investments in property and equipment and internal-use software, this cash is available for strategic initiatives, such as investing in our business and strengthening our financial position. Free cash flow does not represent the total change in our cash balance in any given period.

The following table summarizes our cash flows and provides a reconciliation of free cash flow to net cash (used in) provided by operating activities and of our free cash flow margin to our net cash (used in) provided by operating activities as a percentage of revenue for each of the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands, except percentages)
Net cash (used in) provided by operating activities	$(70,452)	$8,714
Less: Purchases of property and equipment	(15,162)	(9,038)
Less: Capitalization of internal-use software costs	(1,349)	(1,873)
Free cash flow	$(86,963)	$(2,197)
Net cash (used in) provided by operating activities as a percentage of revenue	(17)%	3%
Free cash flow margin	(21)%	(1)%

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

In September 2025, we closed our IPO of our Class A common stock. We received aggregate proceeds of approximately $992.2 million after deducting underwriting discounts and commissions. As of July 31, 2026, our principal source of liquidity was available cash, cash equivalents, and marketable securities aggregating to $1.1 billion.

Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $2.9 billion as of July 31, 2026. While we generated negative cash flows from operating activities in the first half of fiscal 2027, we generated positive operating cash flows in the fourth quarter of fiscal 2025, and the first quarter, third quarter, and fourth quarter of fiscal 2026. We anticipate continued improvement over the long term. Notwithstanding the foregoing, we may continue to incur operating losses and generate negative cash flows from operations in the future due to the investments we intend to continue to make in our business. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(70,452)	$8,714
Net cash (used in) provided by investing activities	(140,354)	19,604
Net cash (used in) provided by financing activities	(1,813)	16,481

Operating Activities

Our primary source of cash provided by operations is revenue. Our primary use of cash in our operating activities include payments for employee-related compensation expenses, contract acquisition costs, outside services, and other corporate expenditures.

Net cash used in operating activities was $70.5 million for the six months ended July 31, 2026 as compared to the $8.7 million of net cash provided by operating activities for the six months ended July 31, 2025. The change in operating cash flows was primarily driven by higher capitalized contract acquisition costs associated with revenue growth, lower customer collections due to the timing of billings and collections as we transitioned from upfront collections for multi-year contracts to annual billing arrangements, increased compensation and benefits-related payments, and a decrease in deferred revenue due to lower upfront billings. These were partially offset by increases in accounts payable and other non-current liabilities.

Investing Activities

Our primary use of cash for investing activities include purchases of property and equipment, intangible assets, and marketable securities. Our primary source of cash provided by investing activities include sale and maturities of marketable securities.

Net cash used in investing activities was approximately $140.4 million for the six months ended July 31, 2026 as compared to the $19.6 million of net cash provided by investing activities for the six months ended July 31, 2025. The change was primarily due to higher purchases of marketable securities and property and equipment. These were partially offset by proceeds from the maturities of marketable securities.

Financing Activities

Our primary source of cash provided by financing activities include proceeds from the issuance of common stock. Our primary use of cash for financing activities include payments for withholding taxes related to the settlement of equity awards and holdback payment related to business combination.

Net cash used by financing activities was $1.8 million for the six months ended July 31, 2026 as compared to the $16.5 million of net cash provided by financing activities for the six months ended July 31, 2025. The decrease was primarily driven by the payments for tax withholding obligations upon settlement of equity awards. These were partially offset by proceeds from the issuance of common stock under our employee stock purchase plan and upon exercise of stock options.

Convertible Notes

In December 2022, we issued $401.0 million in aggregate principal amount of our 2028 Notes pursuant to an indenture, dated as of December 22, 2022, as supplemented by that certain First Supplemental Indenture, dated April 25, 2025, and Second Supplemental Indenture, dated September 19, 2025 (as supplemented, the "2028 Notes Indenture"), between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). In September 2024, we issued $75.0 million in aggregate principal amount of our 2029 Notes, pursuant to an indenture, dated as of September 30, 2024, as supplemented by that certain First Supplemental Indenture, dated as of September 19, 2025 (the "2029 Notes Indenture" and, together with the 2028 Notes Indenture, the "Indentures"), between us and the Trustee. The 2028 Notes accrue interest at a rate of 3.75% per annum and pursuant to the terms of the 2028 Notes Indenture, will mature on December 15, 2028 (the "2028 Note Maturity Date"), unless earlier repurchased, redeemed, or converted. The 2029 Notes accrue interest at a rate of 3.00% per annum and will mature on August 1, 2029 (the "2029 Note Maturity Date" and, together with the 2028 Note Maturity Date, each a "Maturity Date"), unless earlier repurchased, redeemed, or converted. Interest on the Convertible Notes is payable quarterly in arrears in cash or by increasing the principal amount thereof, at our election.

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

	As of July 31, 2026		As of Maturity Date
	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion	Aggregate Principal and Accrued and Unpaid Interest	Shares of Class B Common Stock Issuable Upon Conversion
2028 Notes	$458,772	19,316,422	$501,293	21,106,738
2029 Notes	79,535	3,220,041	87,003	3,522,396
Total	$538,307	22,536,463	$588,296	24,629,134

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

Contractual Obligations and Commitments

As of July 31, 2026, our commitments consisted of (i) obligations under operating leases for offices and data centers on an undiscounted basis, of which $12.3 million is due within 12 months and $30.4 million is due thereafter, (ii) Convertible Note obligations, with an aggregate principal amount of $401 million, due in fiscal 2029 and an aggregate principal amount of $75 million due in fiscal 2030, and (iii) purchase obligations with various parties for products and services entered into in the normal course of business, of which $71.4 million is due within the next 12 months and $288.6 million is due thereafter.

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

There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of July 31, 2026, we had a total of $1.1 billion of cash, cash equivalents, and marketable securities, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-back securities, U.S. Treasury, and government agency securities. We also had $0.3 million of restricted cash as of July 31, 2026, primarily due to collateral in connection with certain facility lease agreements. Our cash, cash equivalents, and marketable securities bear interest and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest rates on the Convertible Notes are fixed, however, the fair value of the Convertible Notes are exposed to interest rate risk. Generally, the interest rate related to the changes in the U.S. Treasury rate will not significantly impact Convertible Notes valuation. We do not believe a hypothetical 100 basis point change in interest rates would have resulted in a material impact to our operating results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced net losses in each period since inception. We generated net losses of $227.3 million and $169.5 million for the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, we had an accumulated deficit of $2.9 billion. While we have experienced rapid revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We expect our operating expenses will increase over time as we continue to invest meaningfully in expanding our sales force, increasing our marketing efforts, expanding into new markets and further developing our technology architecture and platform, and as we incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. While we have and will continue to incorporate AI into our development and business processes, there can be no assurance that we will realize the desired or anticipated efficiencies or cost reductions from AI in a timely manner, and the adoption of AI in various aspects of our business may lead to increased costs in the near term. In June 2026, we approved a restructuring plan to realign resources as part of our transition to an AI-native business. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business results of operations and financial condition could be adversely affected. In addition, our ability to achieve and maintain profitability will be highly dependent on our ability to successfully market our platform and products to new and existing customers. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Our efforts and investments to implement systems and processes to scale operations may not be sufficient or may not be effective. As a result, we may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications, or delays, and other unknown events. For example, advances in quantum computing could result in the industry transitioning to cryptography standards which require large key sizes and significantly more computational resources, and could contribute to increase in our operating expenses due to higher costs to develop and deploy post-quantum cryptographic upgrades across out cloud infrastructure. If we are unable to achieve and sustain profitability, the value of our business and the trading price of our Class A common stock may significantly decrease.

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

We were founded in 2012 and have been growing rapidly over the last several years, with revenue of $422.1 million and $328.5 million for the six months ended July 31, 2026 and 2025, respectively, and we may continue to experience rapid growth in the future. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our platform and products from existing and new customers, a failure by us to capitalize on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, our revenue growth rate has in the past declined, and we expect our revenue growth rate to decline in the future, as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, results of operations, and financial condition could be harmed.

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

We rely extensively on our ecosystem of channel partners, including VARs and distributors, technology alliances, service and telecommunications partners, MSPs, system integrators, and other strategic partners to deliver, customize, integrate, and manage our platform and products for substantially all of our customers. A significant portion of our sales also originates within our partner ecosystem. For example, sales through our top five partners and their affiliates, in aggregate, represented 39% of our revenue for the six months ended July 31, 2026 and 35% of our revenue for the six months ended July 31, 2025. We have experienced, and may in the future experience, consolidation in our partner ecosystem through the merger of certain of our channel partners, which may increase our reliance on individual channel partners. Not only does our joint sales approach require additional investment to grow and train our sales force, but we believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners. Our arrangements with our channel partners are generally non-exclusive, meaning they may offer customers the products and services of several different companies, including products and services that compete with our platform and products. If our channel partners do not effectively market and sell our platform and products, choose to use greater efforts to market and sell our competitors' products or services, fail to meet the needs of our customers, or cease marketing our platform and products or providing services to us, our ability to grow our business and sell our platform and products may be adversely affected. Our channel partners may cease marketing our platform and products with limited or no notice and with little or no penalty. If one or more of our channel partners determines that it is unable to both provide services to us or cooperate with us in our go-to-market efforts while at the same time providing services to our competitors, those channel partners may cease marketing our platform and products or otherwise cease providing services to us or cooperating with us in our go-to-market efforts. Our ability to achieve revenue growth in the future will depend in part on our maintaining successful relationships with our channel partners, identifying additional channel partners and training our channel partners to independently sell and deploy our platform and products. If we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners or if our channel partners fail to perform, the demand for our platform and our products could decline, and our business, results of operations and financial condition could be materially and adversely affected.

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

To increase the number of customers and increase the market acceptance of our platform, we will need to expand our sales and marketing operations, including our domestic and international sales forces. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers. Increasing our customer base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities, particularly in the United States. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling security, networking, and analytics solutions requires particularly talented sales personnel with the ability to communicate the transformative potential of our platform and products. These requirements are heightened as the number and variety of products we offer increases. In recent periods we have invested significantly in training and recruiting sales personnel to effectively sell our expanding portfolio of products, however, new sales personnel require a significant ramp period before reaching full productivity. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining enough talented sales personnel in both the U.S. and international markets.

New hires require significant training and may take significant time before they achieve full productivity due to the complexity of our solutions and sales cycles. As a result, our new hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain enough qualified individuals in the future. As a result of our rapid growth, a large percentage of our sales and marketing team is new to our company and selling our platform and products, and therefore this team may be less effective than our more seasoned employees. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. The effectiveness of our sales and marketing has also varied over time and, together with the effectiveness of any partners or resellers we may engage, may vary in the future. Our business and operating results may be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense.

The length and unpredictability of the sales cycle for our platform and products makes it difficult to identify a regular cadence to our sales. We and our channel partners are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our platform and products. Customers often view the purchase of our platform and products as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test, and qualify our platform and products, as well as those of our competitors, prior to purchasing our platform and products. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens the sales cycle. In 2023, we achieved U.S. Federal Risk and Authorization Management Program ("FedRAMP") High Authorization, and given our limited experience with selling to the government, any sales to government entities could require particularly significant investments of time and expense, as well as increased certifications such as Impact Level 5. In addition, the impact of macroeconomic conditions could materially and adversely affect our business, results of operations and financial condition by reducing sales, lengthening sales cycles and lowering prices for our platform and products. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which ultimately may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

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
•
broader product offerings and licensing models; and
•
substantially greater financial, technical and other resources.

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

In June 2026, we commenced certain restructuring actions designed to realign resources as part of our transition to an AI-native business. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could adversely affect our business, financial condition, results of operations, or cash flows.

As a result of restructuring actions, we expect to incur additional charges in the near term, including employee transition costs, severance payments, and employee benefits. The restructuring actions may also result in employee attrition beyond our intended workforce reduction, decreased employee morale, diversion of management attention from ongoing business operations, adverse effects to our reputation as an employer that could make it more difficult to hire and retain qualified employees, and delays in achieving our operational, strategic, or growth objectives due to the loss of experienced personnel. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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

Historically, we have derived a significant portion of our revenue from outside the United States. During the six months ended July 31, 2026, EMEA and APJ contributed 26% and 19% of our revenue, respectively, representing 34% and 28% year-over-year growth. As of July 31, 2026, approximately 67% of our full-time employees were located outside of the United States. We have offices in the United Kingdom, France, Spain, India, Taiwan, and other locations. We also host our network of data centers in 80 unique regions with more than 200 localization zones globally. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes continued expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international operations will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

We rely on a limited number of vendors and suppliers globally for certain of the equipment, software and services we use to operate our global data center network and provide our platform and products to our customers, including sole or limited sourced hardware, software and Software-as-a-Service ("SaaS") services. Our reliance on these vendors and suppliers exposes us to risks, including reduced control over costs and constraints based on the then-current availability, terms and pricing offered by these vendors and suppliers. For example, we generally purchase equipment or the components of equipment on a purchase order basis, with future delivery dates, but do not have long-term contracts guaranteeing supply beyond our purchase orders. In addition, the technology industry has experienced component shortages, delivery delays, price increases and service interruptions in the past, and we may experience shortages, delays, materially increased costs or service interruptions in the future, including as a result of natural disasters, acts of war or international conflicts, epidemics or global pandemics, increased demand in the industry, increased demand for supplies or services used to support AI development, trade policy, or if our suppliers do not have sufficient rights to supply the components in all jurisdictions in which we may host our platform and products. While global economic conditions have not had a material impact on our supply chain to date, these conditions have increased our costs in the past and could result in disruptions, cost increases, and delays for components in the future. For example, industry demand to build new data centers to support the rapid expansion of AI has increased the cost of components and hardware we use in our global network infrastructure, and while we have sufficient quantities of components and hardware for our near term expansion plans, the cost of maintaining and expanding data centers in the future could significantly impact our expenses or affect the expansion of our global network. There is a risk that current geopolitical, diplomatic and other developments affecting the relationship between China and Taiwan may materially and negatively impact the availability of certain critical components that we use in our data centers, which we source from overseas. The availability or price of such components may also be impacted by global trade policy, including the introduction or modification of tariffs affecting such components. For example, the current U.S. presidential administration has and may continue to impose tariffs on countries globally. If our supply of certain components is disrupted or delayed, there can be no assurance that available alternatives can serve as adequate replacements for the existing components or that alternatives will be available on terms that are favorable to us, if at all. Concentration among the vendors who host our co-located data centers may also increase our costs and exposure to business disruptions arising from our relationships with such vendors, including in the event that such vendors experienced a material service interruption or in the event that we are unable to renew our agreements with such vendors on terms that are favorable to us, if at all. Any disruption or delay in access to components, critical software and services that we use to operate our business may increase our costs, delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, or cause other constraints on our operations that could damage our channel partner or customer relationships or otherwise have a material adverse impact on our business.

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

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and key employees, including our leadership team, engineers, product managers, sales and marketing personnel, and professional services personnel. In particular, we are highly dependent on the services of Sanjay Beri, our co-founder and Chief Executive Officer, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment agreements with our key personnel, these agreements have no specific duration and constitute at-will employment. In June 2026, we announced that we have initiated a search for a new Chief Financial Officer as part of our long-term succession planning. Leadership transitions of this nature involve inherent risk, including the possibility that the search for a successor takes longer than anticipated, that the transition disrupts continuity in our financial planning, reporting, or investor relations functions, or that the departure of an experienced finance leader results in the loss of institutional knowledge that is not readily replaced. Any failure to identify, hire, and successfully transition a new Chief Financial Officer in a timely and effective manner could adversely affect our business, operating results, and financial condition. Our future success will also depend upon our continued ability to identify, hire, and retain additional skilled and highly qualified personnel, which will require significant time, expense, and attention. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, and restrictions on travel could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel.

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

In June 2026, we approved a restructuring plan, which impacted approximately 5% of our workforce. This reduction may adversely impact our ability to achieve our future operational targets. In the future, we may be unable to hire qualified employees and may be unable to successfully train those employees that we are able to hire, and as a result, employees may not become fully productive on the timelines that we have projected or at all. Further, the reduction could yield unanticipated consequences or disruptions in our day-to-day operations, such as attrition beyond planned staff reductions.

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

We generate revenue primarily from subscriptions to our platform and products, together with related support services. We offer subscription plans that combine multiple products, and also offer separate subscriptions to individual products and platform functionalities. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products. We have recently introduced pricing models for certain of our AI-related offerings, such as our AI Guardrails and Agentic Broker, based on measures other than the number of human users, such as transaction volume or the number of AI agents deployed. We have limited experience with these newer pricing approaches, and if we are unable to appropriately price and monetize non-user-base capacity and agent-driven activity, our revenue growth and results of operations could be adversely affected. As the markets for our products mature, as we enter into newer product markets for our business, or as competitors introduce new products or services that compete with ours, we may adjust our subscription or pricing models (including changing the activation of services or timing of customers' payments over the course of their subscriptions) or promotional programs. Any decrease in the sales prices for access to our platform and products, without a corresponding decrease in costs or increase in sales volume, would adversely affect our revenue, gross margin, financial condition, and cash flow.

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
•
changes in government programs, priorities or applicable requirements;
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

We believe that our significant presence in India and Taiwan provides important advantages for our business, such as direct access to a large pool of skilled professionals. However, it also creates certain risks that we must effectively manage. As of July 31, 2026, 28.4% of our global work force was based in India and 7.1% of our global work force was based in Taiwan, comprised mostly of R&D, support and operations professionals. Wage costs in India and Taiwan for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages and benefit costs in India and Taiwan are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals at a faster rate. There is intense competition in India and Taiwan for skilled technical professionals, and we expect this competition to increase. As a result, we may be unable to retain our current employee base in India and Taiwan or hire additional new talent or do so cost-effectively. In addition, India has recently experienced significant inflation and low economic growth. India also has experienced natural disasters, civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. If we are unable to effectively manage any of the foregoing risks related to our India and Taiwan operations, our development efforts and operations could be impaired, which could materially and negatively impact our growth and operating results.

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

Our operating expenses incurred outside the United States and denominated in foreign currencies are generally increasing and are subject to fluctuations due to changes in foreign currency exchange rates. We may, in the future, establish a foreign exchange hedging program to lessen the effects of currency fluctuations on certain of our non-U.S. dollar denominated currency exposure, however, such program may not successfully mitigate losses caused by currency fluctuations. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected.

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

We have incorporated, and expect to continue to incorporate, AI and ML into our platform and products. The rapid evolution of AI and ML requires the application of resources to develop, test and maintain our platform and products to help ensure that AI and ML are implemented responsibly in order to benefit our business, while also minimizing any unintended or harmful impact. As with many developing technologies, AI and ML present risks and challenges, many of which may be unknown, that could affect their further development, adoption and use. These risks and challenges could undermine public confidence in AI and ML, which could slow or even halt its adoption and negatively affect our business. Further, quickly-evolving legal and regulatory environments and evolving industry standards and policy recommendations relating to social and ethical issues related to AI and ML, may cause us to incur increased research and development or compliance costs or divert resources from development or other efforts, and may cause our customers to undertake longer reviews prior to purchasing or implementing our solutions. The use of AI and ML technologies presents emerging ethical issues that could become controversial. As a result of these and other challenges associated with our use, development, and implementation of AI and ML, we may in the future be subject to new and evolving rules and regulations regulating AI in various jurisdictions, such as the European Union's AI Act and state legislation proposed, and in certain cases enacted, in the U.S. addressing AI, new and evolving applications of data protection, privacy, cybersecurity, information security, intellectual property and other laws, legal claims, demands and liability, regulatory investigations and other proceedings, competitive harm, and brand or reputational harm.

We have also begun using AI-based tools as part of our internal development processes to help identify potential vulnerabilities in our own code and in third-party components we incorporate into our platform. These tools may surface a greater volume of issues requiring remediation than we have historically experienced, and the engineering resources required to address them may divert time and attention from new product development, and any failure to timely remediate a significant vulnerability identified through these tools could itself result in a security incident.

In addition, as AI capabilities continue to advance, customers, investors, and industry commentators may increasingly question whether functions historically requiring dedicated security, networking, or analytics products will become automated, commoditized or substantially provided by general-purpose AI tools or platforms. Perceptions of this kind, whether or not they accurately reflect the actual capabilities of AI technologies or the differentiated value of our platform, could influence customer purchasing decisions, competitive dynamics in our industry, or the trading price of our Class A common stock, independent of any actual change in our business, financial condition, or results of operations.

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

Cyber attacks or other cybersecurity breaches, incidents, or disruptions with respect to our networks, systems, or applications, or those of our vendors, including loss or unavailability of, or unauthorized access to, or disclosure or other processing of, our proprietary, confidential, or sensitive information, including personal information, could disrupt our operations, compromise sensitive information related to our business or personal information processed by us or on our behalf, and expose us to liability, which could harm our reputation and adversely affect our business, results of operations, and financial condition. It is virtually impossible for us to entirely mitigate the risk of breaches of our platform or other security incidents affecting our platform or the systems, networks or data used in our business. As we grow, we may become a more attractive target for cyber attacks. Our security, networking, and analytics products analyze and otherwise process proprietary and confidential information, including personal information. Companies in our industry are subject to a wide variety of attacks on their networks and systems. As a well-known provider of security, networking, and analytics, we pose an attractive target for such attacks, and as our footprint grows larger, we may become an even more attractive target for cyber attacks. We and the vendors on which we rely, have previously experienced, and may in the future experience, various cybersecurity incidents and other attempts to access or disrupt our networks, systems, and applications. For example, in February 2023, we experienced a significant denial of service attack, which was mitigated within hours but temporarily impacted performance and some services. We face threats from a variety of sources, including sophisticated nation-state and nation-state supported actors, cyber criminals, terrorists, and politically motivated groups or individuals that pose risks to our networks and systems, our platform, our third-party service providers, and our customers' systems and the proprietary, confidential, or sensitive information, including personal information processed by us or on our behalf. The growth in state sponsored cyber activity, including those actions taken in connection with the current conflicts between Russia and Ukraine and in the Middle East, showcase the increasing sophistication of cyber threats. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an electronic intrusion into our customers through our platform or to prevent breaches and other security incidents affecting our platform, internal networks, systems or data. Further, we may be unable to remediate or otherwise respond to any identified breach or other incident in a timely manner.

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

Moreover, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be increasingly difficult to integrate companies into our IT environment and security program successfully, or at all. Advances in quantum computing could result in standard public-key cryptography and other protocols used in our platform and solutions becoming ineffective. If quantum computing technology is developed that is capable of breaking standard cryptographic measures, our platform and business could face material risk. In addition, advances in other technology, including increased adoption of AI technology by us and third-party partners, and an increased level of sophistication and expertise of hackers (including through the malicious use of AI technology), may also increase the risks of cybersecurity incidents.

Despite significant efforts to create security barriers to safeguard against such threats, it is impossible for us to entirely mitigate these risks. Despite our security measures and our cybersecurity risk management program, our and our vendors' IT and infrastructure may be vulnerable to security risks, including loss or theft of, damage to, or unauthorized access to, use, disclosure or other processing of proprietary information or other customer data, employee error or misconduct, denial of service attacks, and other means to disrupt our platform or our or our service providers' networks and systems, and hacking attacks or other cyber attacks originated from our infrastructure. The security measures we have integrated into our networks, systems and platform, which are designed to detect unauthorized activity and help protect our proprietary, confidential, or sensitive information, including personal information, and to help prevent data loss and prevent or minimize security breaches, incidents, or disruptions, may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. In addition, techniques used to sabotage or obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, generally are not recognized until launched against a target, and may be difficult to discover for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. For example, threat actors may leverage emerging AI technologies to develop new hacking tools and attack vectors, discover and exploit vulnerabilities, obscure their activities, increase the frequency or intensity of attacks, and increase the impacts of attacks and the difficulty of threat attribution and remediation. The growing accessibility of AI-assisted tools has also begun to narrow the gap in sophistication between well-resourced threat actors and less experienced ones, enabling a broader range of actors to assemble, customize, and deploy attack techniques that have historically required significant technical expertise, which may increase the overall volume and variety of attacks directed at us, our vendors, and our customers. Such cyber attacks and other cybersecurity breaches, incidents, or disruptions may continue to evolve in frequency and sophistication, and we may be unable to anticipate these techniques and implement adequate preventative, detection, mitigation or other measures.

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

In addition, the techniques used by cyber threat actors, including state sponsored actors, to access or sabotage networks and other systems change frequently and generally are not recognized until launched against a target. There is a risk that our platform and products are unable to detect or prevent cyber threats until after our customers are impacted. The growth in AI and state sponsored cyber activity showcases the increasing sophistication of cyber threats and dramatically expands the global threat landscape. Moreover, as our platform and products are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on finding ways to defeat our platform and products or to target our systems. If this happens, our platform and products could be targeted by attacks designed to defeat our platform and products, disrupt our business, or create the perception that our platform and products are not capable of providing superior security, any of which could have a serious impact on our reputation as a provider of security, networking, and analytics. Further, high profile security breaches or incidents, whether actual, perceived, or purported, and in particular those of security, networking, or analytics providers, may cause our customers and potential customers to lose trust in security, networking, and analytics solutions generally, and with respect to security in particular, which could materially and adversely impact our ability to retain existing customers or attract new customers.

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

The U.S. federal government, and various state and foreign governments, have adopted or proposed laws and regulations on the collection, use, storage, disclosure, and other processing of information relating to individuals. Such laws and regulations may, among other things, require companies to implement privacy and security policies, permit customers to access, correct and delete information stored or maintained by such companies, inform individuals of security breaches that affect their information and, in some cases, obtain individuals' consent to use information for certain purposes. For example, the California Consumer Privacy Act took effect in January 2020 and was subsequently modified by the California Privacy Rights Act, which took effect in January 2023. Numerous other states have enacted, and others are expected to enact, privacy laws that have gone into effect, or will go into effect through 2026, and a federal privacy law is being considered. In addition, in certain jurisdictions, regulatory requirements may be more stringent than those in the U.S. For example, the European Union's General Data Protection Regulation provides for substantial obligations relating to the handling, storage and other processing of personal information and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The UK’s data protection regime (the UK GDPR and Data Protection Act 2018) also imposes similar obligations relating to the processing of personal information and penalties of up to the greater of £17.5 million or 4% of global revenue.

We may also have certain obligations under the European Union’s Data Act (the “Data Act”), which took effect on September 12, 2025, and imposes certain service interoperability and switching obligations to enable users to switch between certain cloud service providers without undue delay or cost, as well as certain requirements concerning international transfers of, and governmental access to, non-personal data located in the EU. The Data Act may require us to adjust contract terms with customers, and may impact the duration of customer relationships, which could affect our business.

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

We may also from time to time be subject to obligations relating to data processing by contract, or become, or face assertions that we are, subject to self-regulatory obligations, industry standards, or other obligations relating to privacy, data protection, data processing, cybersecurity and information security. Additionally, the Federal Trade Commission and many state attorneys general have brought enforcement actions in connection with federal and state consumer protection laws for false or deceptive acts or practices in relation to the collection, use, dissemination, and security of information relating to individuals. Internationally, data localization laws may mandate that personal information collected in a foreign country be processed and stored within that country.

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

New legislation affecting the scope of information regulated by laws, regulations or other actual or asserted obligations where we or our customers and partners have operations, especially relating to classification of IP addresses, machine identification, AI and ML, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing or other uses or processing of data. We may be required to engage in significant expenditures and efforts in our attempts to comply with current and evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, cybersecurity, data sovereignty, AI, and information security. Notably, public perception of potential privacy, data protection, or information security concerns—whether or not valid—may harm our reputation and inhibit adoption of our platform and products and subscriptions by current and future customers. Each of these laws and regulations, and any changes to these laws and regulations, or new laws and regulations, could impose significant limitations, or require changes to our business model or practices or growth strategy, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

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

On December 22, 2022, we issued $401.0 million in aggregate principal amount of our 2028 Notes, which, effective upon the completion of the IPO, mature on December 15, 2028. On September 30, 2024, we issued $75.0 million in aggregate principal amount of our 2029 Notes, which mature on August 1, 2029. We may also incur additional indebtedness to meet our future financing needs. We may be required to use a substantial portion of our cash flows from operations to pay interest, principal or other required payments on our indebtedness. The delivery of shares of our Class B common stock upon conversion of the Convertible Notes could result in significant dilution to our existing stockholders and further limit or preclude their ability to influence corporate matters. Based upon the outstanding aggregate principal amount and accrued and unpaid interest on such Convertible Notes as of July 31, 2026 and our initial public offering price of $19.00 per share, the Convertible Notes are convertible into 22,536,463 shares of Class B common stock, which would be approximately 12.6% of the voting power of our capital stock as of such date. Together with our executive officers, directors, and holders of 5% or more of our common stock, this concentrated control could significantly influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders. For a description of the terms of our Convertible Notes, as well as an illustrative calculation of the number of shares of Class B common stock issuable upon conversion of the Convertible Notes as of July 31, 2026 and the maturity date of the Convertible Notes, please see the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Notes."

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

In addition, a failure by us to comply with the covenants or payment requirements specified in our Convertible Notes could result in an event of default under the Convertible Notes, which would give the holders the right to default interest and a right to accelerate payment of the Convertible Notes. If the indebtedness under our Convertible Notes were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the indebtedness or sell sufficient assets to repay the indebtedness, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of July 31, 2026 and January 31, 2026, the principal and accrued interest of the outstanding Convertible Notes was $538.3 million and $528.8 million in the aggregate, respectively.

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

Our Class B common stock has 20 votes per share, our Class A common stock has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of July 31, 2026, holders of our outstanding Class B common stock held in the aggregate 91.5% of the voting power of our capital stock and will be able to control all matters submitted to our stockholders for approval. Additionally, our executive officers, directors, and holders of 5% or more of our common stock held, in the aggregate, approximately 75.7% of the voting power of our outstanding capital stock as of July 31, 2026. Our Chief Executive Officer and Chairman entered into a voting agreement with one of our non-executive co-founders for 3.6% of the voting power, resulting in an aggregate 19.2% of the voting power of our outstanding capital stock as of July 31, 2026. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.

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

In connection with the IPO, we and all of our directors and officers and the holders of substantially all of our outstanding Class A common stock and securities convertible into or exercisable or exchangeable (directly or indirectly) for our Class A common stock have entered into lock-up agreements with the underwriters. On March 13, 2026, the lock-up period expired and additional shares of our Class A common stock became available for sale in the public market.

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

Netskope, Inc.

Date: September 2, 2026	By:	/s/ Sanjay Beri
Sanjay Beri
Chief Executive Officer

Date: September 2, 2026	By:	/s/ Drew Del Matto
Drew Del Matto
Chief Financial Officer